Form 10-Q
period 1996-03-31
PRAEGITZER INDUSTRIES INC
filed 1996-05-20
CIK 1007519

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended MARCH 31, 1996 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ____________

                      Commission File Number: 0-27932

                        PRAEGITZER INDUSTRIES, INC.
           (Exact name of registrant as specified in its charter)

               OREGON                                93-0790158
   (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)

   1270 S.E. Monmouth Cut-Off Road
           Dallas, Oregon                            97338-9532
(Address of principal executive offices)       (Registrant's zip code)

                               (503) 623-9273
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

                          Yes  [x]          No  [ ]

Number of shares of Common Stock outstanding as of May 4, 1996:      11,064,875

                        PRAEGITZER INDUSTRIES, INC.

                             TABLE OF CONTENTS


                                                                   Page No.
                                                                   --------
Part I    Financial Information

          Condensed Combined Balance Sheet-March 31,
          1996 and June 30, 1995..........................................3

          Condensed Combined Statement of Income-Three
          Months and Nine Months Ended March 31, 1996 and 1995............4

          Condensed Combined Statement of Cash Flows-Nine
          Months Ended March 31, 1996 and 1995............................5

          Notes to Condensed Combined Financial Statements................6

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations...................9

Part II   Other Information

          Item 1   Legal Proceedings.....................................12

          Item 4   Submission of Matters to a Vote of Security Holders...12

          Item 6   Exhibits and Reports on Form 8-K......................13

Signatures ..............................................................14

                       PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

                 PRAEGITZER INDUSTRIES, INC. AND AFFILIATE
                          CONDENSED BALANCE SHEET
                                (Unaudited)
                               (In Thousands)


                                   ASSETS
                                                         MARCH 31,                    JUNE 30,
                                                           1996                         1995
                                                     -----------------            -----------------
CURRENT ASSETS
   Cash and cash equivalents                                   $    59                      $    23
   Accounts receivable, net                                     12,911                        7,262
   Inventories                                                   6,681                        4,002
   Prepaid expenses                                                621                           85
   Due from related parties                                                                     382
   Due from shareholder                                                                         348
                                                     -----------------            -----------------
             Total current assets                               20,272                       12,102

Property, Plant and Equipment                                   44,535                       37,803
   Accumulated depreciation and amortization                   (21,186)                     (20,673)
                                                     -----------------            -----------------
                                                                23,349                       17,130

Other Assets                                                     8,379                        1,120
                                                     -----------------            -----------------

                    TOTAL                                      $52,000                      $30,352
                                                     =================            =================

                                LIABILITIES

CURRENT LIABILITIES
   Bank overdraft                                              $ 1,988                      $   969
   Notes payable                                                 6,645                        4,794
   Accounts payable                                              4,269                        5,891
   Accrued payroll and related benefits                          2,098                          991
   Other current liabilities                                     1,009                           50
   Current portion of long-term obligations                      2,234                        1,302
                                                     -----------------            -----------------
             Total current liabilities                          18,243                       13,997

Long-term  obligations                                          11,645                       10,188

Due to shareholders                                              3,577

Other Liabilities                                                  423                          468

Redeemable Common Stock                                          7,144

Shareholders' Equity                                            10,968                        5,699
                                                     -----------------            -----------------

                    TOTAL                                      $52,000                      $30,352
                                                     =================            =================

The accompanying notes are an integral part of these condensed financial statements.

                 PRAEGITZER INDUSTRIES, INC. AND AFFILIATE
                       CONDENSED STATEMENT OF INCOME
                                (Unaudited)
              (In Thousands, except share and per share data)


                                                         THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                              MARCH 31,                                 MARCH 31,
                                                 -----------------------------------        ----------------------------------
                                                      1996                 1995                  1996                1995
                                                 --------------       --------------        --------------      --------------

Revenue                                                 $25,778              $13,399               $66,348             $42,014

Cost of Goods Sold                                       19,801               11,330                51,451              35,459
                                                 --------------       --------------        --------------      --------------

            Gross Profit                                  5,977                2,069                14,897               6,555

Selling, general and
   administrative expense                                 1,997                1,431                 5,451               4,751

Amortization of Goodwill                                    263                                        350
                                                 --------------       --------------        --------------      --------------

            Income from Operations                        3,717                  638                 9,096               1,804

Interest Expense                                            523                  372                 1,467               1,145

Other income (expense)                                       20                   24                   133                 104

            Income from Continuing
              Operations                                  3,214                  290                 7,762                 763

Discontinued Operations:
            Loss from Lawsuit                              (612)                                      (612)

Net Income                                                2,602                  290                 7,150                 763

            Pro forma income tax expense                  1,183                  107                 2,988                 281

            Pro forma tax benefits of
              discontinued operations                      (233)                                      (233)
                                                 --------------       --------------        --------------      --------------

Pro forma net income                                   $  1,652             $    183              $  4,395           $     482
                                                 ==============       ==============        ==============      ==============

Pro forma net income per share
            From Continuing Operations                    $0.22                $0.02                 $0.53               $0.06
            From Discontinued Operations                 ($0.04)                                    ($0.04)
            Net Income per share                          $0.18                $0.02                 $0.49               $0.06
                                                 ==============       ==============        ==============      ==============

Weighted average shares outstanding                   9,333,612            8,633,612             8,983,612           8,633,612
                                                 ==============       ==============        ==============      ==============

 The accompanying notes are an integral part of these condensed financial statements.

                 PRAEGITZER INDUSTRIES, INC. AND AFFILIATE
                     CONDENSED STATEMENT OF CASH FLOWS
                                (Unaudited)
                               (In Thousands)


                                                                                                   NINE MONTHS
                                                                                               ENDED MARCH 31,
                                                                                   ------------------------------------------
                                                                                         1996                     1995
                                                                                   -----------------        -----------------

Cash Flows from Operating Activities
     Net cash provided by operating activities                                             $   2,612                $   3,654

   Cash Flows from Investing Activities
     Capital  expenditures                                                                    (4,904)                  (1,569)
     Marketable securities
     Business acquisitions                                                                    (2,000)                       0
     Due from related parties and shareholder                                                    259                     (326)
                                                                                   -----------------        -----------------
     Net cash used in investing activities                                                    (6,645)                  (1,895)

   Cash Flows from Financing Activities
     Change in short-term borrowings                                                           1,850                     (120)
     Borrowings of long-term debt                                                              6,864
     Payments of long-term debt                                                               (4,475)                  (1,272)
     Dividends paid                                                                                                      (281)
     Other net                                                                                  (170)                     183
                                                                                   -----------------        -----------------
     Net cash provided by (used in) financing activities                                       4,069                   (1,490)

Increase (Decrease) in Cash and Cash Equivalents                                                  36                      269
Cash and Cash Equivalents at Beginning of Period                                                  23                       24
                                                                                   -----------------        -----------------
Cash and Cash Equivalents at End of Period                                                 $      59                $     293
                                                                                   =================        =================

 The accompanying notes are an integral part of these condensed financial statements.

                 PRAEGITZER INDUSTRIES, INC. AND AFFILIATE

                  NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited combined financial statements of Praegitzer Industries, Inc. (the "Company") contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of March 31, 1996, the results of operations for the three months ended March 31, 1996 and 1995 and the results of operations and cash flows for the nine months ended March 31, 1996 and 1995. The results of operations for the three months and the nine months ended March 31, 1996 are not necessarily indicative of the results for the entire fiscal year ending June 30, 1996.

         These financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations, although the Company believes the disclosures provided are adequate to prevent the information presented from being misleading.

         These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's
Registration Statement on Form S-1 (Registration No. 333- 01228) filed on February 9, 1996 and amendments thereto (the "Form S-1").

NOTE 2.  INVENTORIES

         Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and consist of the following:

                                             March 31,               June 30,
                                               1996                    1995
                                            -----------            -----------
Raw materials and supplies                  $ 1,401,895            $   936,087
Work-in-progress                              5,279,304              3,066,307
                                            -----------            -----------
         Total inventories                  $ 6,681,199            $ 4,002,394
                                            ===========            ===========

NOTE 3.  CONTINGENCIES

         Litigation related to a complaint filed by a former supplier against the Company alleging breach of contract arising from the purchase of component parts was settled in April 1996 for $612,000. At March 31, 1996, the Company had accrued a reserve of $612,000 for this litigation.

         During the year ended June 30, 1994, a former employee brought suit against Praegitzer for wrongful discharge which resulted in a jury verdict against the Company totaling $423,450. Praegitzer has appealed the verdict and judgement. Management believes that the jury verdict was excessive, however, due to the uncertainty involved in the appeal process, the entire judgement has been accrued.

NOTE 4.  INCOME TAXES

         Prior to April 9, 1996, the Company was treated for federal income tax purposes as an S corporation under Subchapter S of the Internal Revenue Code of 1986, as amended, and was treated as an S corporation for state income tax purposes under comparable state tax laws. As a result, the Company's earnings through the day preceding the termination of the Company's S corporation status (the "Termination Date") were, for federal and state income tax purposes, taxed directly to the Company's shareholders, at their individual federal and state income tax rates, rather than to the Company. Subsequent to the Termination Date, the Company is no longer treated as an S corporation and, accordingly, is subject to federal and state income taxes on its earnings.

         Pro forma provision for income taxes included in the statement of income for the three months and nine months ended March 31, 1996 reflects the expected federal and state income tax expense as if the Company had been subject to income tax as a C corporation for the periods presented, at the prevailing tax rates.

NOTE 5.  NOTES PAYABLE

         The Company had a $14.8 million bank line of credit, under which $6.6 million was outstanding at March 31, 1996 and $4.4 million was available for borrowings based on eligible accounts receivable and inventory. Amounts outstanding under the line of credit bore interest at an annual rate equal to the prime rate (8.25% at March 31, 1996) plus 1.5% and were secured by substantially all the Company's assets. This bank line of credit was paid off and terminated in April 1996. See Note 6.

NOTE 6.  SUBSEQUENT EVENTS

         In April 1996 the Company completed an initial public offering of 2,300,000 shares of common stock and received net proceeds of approximately $19.5 million. The proceeds of the offering were used as follows:

         Dividends for previously undistributed
         S corporation earnings                               $ 5,200,000

         Debt reduction:
           Finova Capital Corporation                          12,656,000
           Seafirst Bank                                          579,000
           First Security Bank                                    549,000
                                                              -----------
         TOTAL                                                $18,984,000
                                                              ===========

         In April 1996 the Company also established a new $10.0 million line of credit. Amounts outstanding under the line of credit bear interest at an annual rate equal to the prime rate (8.25% at March 31, 1996) and are secured by inventory and accounts receivable. The line of credit agreement expires in April 1998.

         In April 1996 the Company acquired from Praegitzer Property Group in exchange for 1,370,000 shares of common stock all of the real property and improvements on which the Company's Dallas and White City, Oregon manufacturing facilities are located and assumed related indebtedness for a net consideration of approximately $12.1 million.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


Overview

         The Company designs and manufactures complex, rigid multilayer printed circuit boards. The Company's design division provides schematic capture and design services. The Redmond facility specializes in quick-turnaround prototypes and low volume production, the White City facility specializes in medium volume production and the Dallas facility specializes in medium to high volume production.

         In November 1995 the Company acquired Circuit Technology, Inc., a printed circuit board manufacturer with production facilities in Redmond, Washington ("CTI"), for approximately $16 million, including assumption of liabilities. The acquisition was accomplished by a merger of CTI with and into the Company, and was accounted for under the purchase accounting method. In November 1995 the Company also acquired Praegitzer Design, Inc. ("PDI"). The acquisition was accomplished by a merger of PDI with and into the Company. Pursuant to an agreement dated as of December 19, 1995, the Company acquired from Praegitzer Property Group all of the real property and improvements on which the Company's Dallas and White City, Oregon manufacturing facilities are located.

         In April 1996 the Company completed its initial public offering of 2,300,000 shares of its Common Stock. The initial public offering generated net proceeds of approximately $19.5 million.

         From time to time the Company may issue forward-looking statements that involve a number of risks and uncertainties. The following are among the factors that could cause actual results to differ materially from the forward-looking statements: business conditions and growth in the electronics industry and general economies, both domestic and international; lower than expected customer orders; competitive factors, including increased competition, new product offerings by competitors and price pressures; the availability of parts and supplies at reasonable prices; changes in product mix; receipt of a significant portion of customer orders and product shipments in the last month of each quarter; technological difficulties and resource constraints encountered in developing new products; and product shipment interruptions due to manufacturing difficulties. The forward- looking statements contained in this document regarding industry trends, product development and introductions, sales, marketing and manufacturing trends, litigation, liquidity and future business activities should be considered in light of these factors.

Results of Operations

Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995

         Revenue for the three months ended March 31, 1996 was $25.8 million, an increase of $12.4 million or 92.5%, from the three months ended March 31, 1995. The increase resulted primarily from a net increase in volume sales of the Company's products to contract manufacturers and telecommunications and instrumentation OEMs and, secondarily, to changes in product sales mix. In addition, $5.6 million of this increase was due to the acquisition of CTI in November 1995.

         Gross profit for the three months ended March 31, 1996 was $6.0 million or 23.2% of revenue, compared to $2.1 million or 15.4% of revenue for the three months ended March 31, 1995. The increase in gross margin was primarily the result of improved capacity utilization, changes in product mix, which resulted in increased sales of higher-priced printed circuit boards with higher average layer count and higher gross margin, and greater yields at the Company's manufacturing facilities.

         Selling, general and administrative expense for the three months ended March 31, 1996 was $2.3 million or 8.8% of revenue compared to $1.4 million or 10.7% of revenue for the three months ended March 31, 1995, primarily as a result of increased personnel and fixed costs required to support higher sales and the amortization of goodwill related to the acquisition of CTI. Selling, general and administrative expense decreased as a percentage of revenue from 10.7% to 8.8%, primarily as a result of operating efficiencies achieved by spreading fixed costs over a larger revenue base.

         Interest expense for the three months ended March 31, 1996 was $523,000, an increase of $151,000 or 40.6% from the three months ended March 31, 1995. The increase was the result of increased borrowings required to finance the acquisition of CTI.

Nine Months Ended March 31, 1996  Compared to Nine Months Ended March 31, 1995

         Revenue for the nine months ended March 31, 1996 was $66.3 million, an increase of $24.3 million or 57.9% from the nine months ended March 31, 1995. The increase resulted primarily from a net increase in volume sales of the Company's products to contract manufacturers and telecommunications and instrumentation OEMs and, secondarily, to changes in product sales mix. In addition, approximately $9.0 million of this increase was due to the acquisition of CTI in November 1995.

         Gross profit for the nine months ended March 31, 1996 was $14.9 million or 22.5% of revenue, compared to $6.6 million or 15.6% of revenue for the nine months ended March 31, 1995. The increase in gross margin was primarily the result of improved capacity utilization, changes in product mix, which resulted in increased sales of higher-priced printed circuit boards with higher average layer count and higher gross margin, and greater yields at the Company's manufacturing facilities.

         Selling, general and administrative expenses for the nine months ended March 31, 1996 was $5.8 million or 8.7% of revenue, an increase of $1.0 million or 22% from the nine months ended March 31, 1995, primarily as a result of increased personnel and fixed costs required to support higher sales and the amortization of goodwill related to the acquisition of CTI. Selling, general and administrative expense decreased as a percentage of revenue from 11.3% to 8.7%, primarily as a result of operating efficiencies achieved by spreading fixed costs over a larger revenue base.

         Interest expense for the nine months ended March 31, 1996 was $1.5 million, an increase of $320,000 or 28% from the nine months ended March 31, 1995. The increase was the result of increased borrowings required to finance the acquisition of CTI.

Liquidity and Capital Resources

         The Company financed its operations and capital expenditures during the nine months ended March 31, 1996 primarily through cash from operations and debt financing. Net cash provided by operating activities for the nine months ended March 31, 1996 was $2.6 million, compared to net cash provided by operating activities of $3.7 million for the nine months ended March 31, 1995. As of March 31, 1996, the Company had $59,000 in cash and cash equivalents and working capital of approximately $2.0 million.

         In addition to cash from operations, the Company's principal source of liquidity is a $14.8 million bank line of credit, under which $6.6 million was outstanding at March 31, 1996 and $4.4 million was available for borrowings based on eligible accounts receivable and inventory and which is subject to periodic review. Amounts outstanding under the line of credit bear interest at an annual rate equal to the prime rate (8.25% at March 31, 1996) plus 1.5% and are secured by substantially all of the Company's assets. This bank line of credit was paid off and terminated in April 1996, at which time a new $10.0 million line of credit was established with another bank. Amounts outstanding under the new line of credit bear interest at an annual rate equal to the prime rate (8.25% at March 31, 1996) and are secured by inventory and accounts receivable. The new line of credit agreement expires in April 1998. The Company also has a $2.5 million equipment line of credit, under which approximately $1.7 million was outstanding at March 31, 1996 and $800,000 was available for equipment purchases.

         Capital expenditures were $4.9 million in the nine months ended March 31, 1996 and $1.7 million in the nine months ended March 31, 1995. These capital expenditures were primarily for the purchase of manufacturing equipment and plan modernization.

         In April 1996 the Company completed an initial public offering of 2,300,000 shares of Common Stock and received net proceeds of approximately $19.5 million.

         The Company believes its existing cash and cash equivalents, credit facilities and cash from operations, together with the net proceeds of its initial public offering, will be sufficient to fund its operations for at least the next 12 months.

                        PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On April 6, 1993, Karl J. Tadsen, a former employee, filed a complaint in the Circuit Court of the State of Oregon for the County of Jackson against the Company for employment discrimination and wrongful discharge that resulted in a verdict against the Company in the amount of approximately $423,450. The Company appealed the verdict to the Oregon Court of Appeals and its appeal was denied. The Company appealed the verdict to the Oregon Supreme Court, which has accepted the case for review. The entire verdict amount was expensed in fiscal 1994.

         On October 28, 1993, Spectrum Electronics, Inc., a former supplier, filed a complaint against the Company in the United States District Court for the District of Oregon alleging breach of contract arising from the Company's purchase of component parts for cellular telephones. The complaint sought damages and interest of approximately $1.3 million. Litigation relating to this complaint was settled in April 1996 for $612,000. At March 31, 1996, the Company had accrued a reserve of $612,000 for this litigation.

         On August 10, 1994, Virtual Vision, Inc., a former customer, filed an adversary proceeding in the United States Bankruptcy Court for the Western District of Washington against the Company and another creditor, D. Blech & Company Incorporated ("Blech"), each of which held a security interest in the customer's accounts receivable, inventory and equipment, to determine the extent, validity and priority of each party's security interest. On October 19, 1994 the court entered a default judgment in favor of the Company. Blech appealed the decision to the United States District Court for the Western District of Washington, which reversed the bankruptcy court's denial of a motion to vacate the default judgment. The Company intends to appeal this decision. If the district court's decision is upheld, a trial will be held on the merits, and the Company could be found liable to Blech for up to approximately $500,000, which represents the amount received by the Company as a result of its security agreement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On March 18, 1996, by consent resolution, the holders of the Company's outstanding Common Stock took the actions described below. At March 18, 1996, 7,417,000 shares of Common Stock were issued and outstanding.

     1. The shareholders elected each of Robert L. Praegitzer, Matthew J. Bergeron, Robert G. Baldridge, Charles N. Hall and Sally Praegitzer to the Company's Board of Directors, by the votes indicated below, to serve for the ensuing year.

                   7,417,000    shares in favor
                           0    shares against or withheld
                           0    abstentions
                           0    broker nonvotes

     2. The shareholders approved, by the vote indicated below, the Company's 1995 Stock Incentive Plan.

                   7,417,000    shares in favor
                           0    shares against or withheld
                           0    abstentions
                           0    broker nonvotes

     3. The shareholders approved, by the vote indicated below, the Company's Second Amended and Restated Articles of Incorporation, which increased the number of authorized shares of Common Stock and updated the Company's Restated Articles of Incorporation.

                   7,417,000    shares in favor
                           0    shares against or withheld
                           0    abstentions
                           0    broker nonvotes

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27 - Financial Data Schedule

         (b)      Reports on Form 8-K

                  No reports on Form 8-K have been filed during the three months ended March 31, 1996.

                                 SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PRAEGITZER INDUSTRIES, INC.
                                       (Registrant)


Date May 17, 1996                       ROBERT L. PRAEGITZER
                                       -----------------------------------
                                       (Robert L. Praegitzer, President)
                                       (Duly Authorized Officer)


                                        MATTHEW J. BERGERON
                                       -----------------------------------
                                       (Matthew J. Bergeron)
                                       (Principal Financial Officer)

                               EXHIBIT INDEX

                                                                     Sequential
Exhibit No.                      Description                          Page No.
- -----------                      -----------                         ----------

     27                    Financial Data Schedule