Form 10-K
period 1996-06-30
PRAEGITZER INDUSTRIES INC
filed 1996-09-27
CIK 1007519

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                            -------------------------

                                    FORM 10-K

                            -------------------------

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JUNE 30, 1996 OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM              TO
                                          ------------    ------------

                         COMMISSION FILE NUMBER 0-27932

                           PRAEGITZER INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                            -------------------------

            OREGON                                          93-0790158
(STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

     1270 SE MONMOUTH CUT-OFF ROAD
     DALLAS, OREGON                      97338-9532       (503) 623-9273
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)   (REGISTRANT'S TELEPHONE
                                                    NUMBER, INCLUDING AREA CODE)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                  Common Stock

                            -------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No
                                                ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     Aggregate market value of Common Stock held by nonaffiliates of the Registrant at September 18, 1996: $23,825,000. For purposes of this calculation, officers and directors are considered affiliates.

     Number of shares of Common Stock outstanding at September 18, 1996:
12,064,375.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                         PART OF FORM 10-K INTO
          DOCUMENT                                        WHICH INCORPORATED
          --------                                       ----------------------

1996 Annual Report to Shareholders                              Parts II and IV

Proxy Statement for 1996 Annual Meeting of Shareholders         Part III
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                TABLE OF CONTENTS

Item of Form 10-K                                                          Page
- -----------------                                                          ----

PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1

     Item 1 -  Business. . . . . . . . . . . . . . . . . . . . . . . . . .  1

     Item 2 -  Properties. . . . . . . . . . . . . . . . . . . . . . . . . 13

     Item 3 -  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . 14

     Item 4 -  Submission of Matters to a Vote
               of Security Holders . . . . . . . . . . . . . . . . . . . . 15

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

     Item 5 -  Market for the Registrant's Common
               Equity and Related Stockholder Matters. . . . . . . . . . . 15

     Item 6 -  Selected Financial Data . . . . . . . . . . . . . . . . . . 15

     Item 7 -  Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations. . . . . . . . . . . . . . . . . . . . . . . . . 18

     Item 8 -  Financial Statements and Supplementary Data . . . . . . . . 18

     Item 9 -  Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure. . . . . . . . . . . 18

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18

     Item 10 - Directors and Executive Officers of
               the Registrant. . . . . . . . . . . . . . . . . . . . . . . 18

     Item 11 - Executive Compensation. . . . . . . . . . . . . . . . . . . 18

     Item 12 - Security Ownership of Certain Beneficial
               Owners and Management . . . . . . . . . . . . . . . . . . . 18

     Item 13 - Certain Relationships and Related
               Transactions. . . . . . . . . . . . . . . . . . . . . . . . 19

PART IV. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19

     Item 14 - Exhibits, Financial Statement Schedules,
               and Reports on Form 8-K . . . . . . . . . . . . . . . . . . 19

SIGNATURES                                                                 22

                                     PART I

ITEM 1.   BUSINESS

GENERAL

     Praegitzer is a leader in the design, quick-turnaround, pre-production and volume production of complex, rigid multilayer printed circuit boards. Printed circuit boards perform critical functions in products in the data communications and telecommunications, instrumentation and industrial equipment, computers and peripherals and business systems and consumer segments of the broad electronics market. The Company pursues long-term relationships with rapidly growing OEM customers that are technology leaders in their industry segments and whose product requirements generally drive the advancement of electronic interconnect manufacturing technology. The Company's principal customers include Compaq, DSC Communications, Hewlett-Packard, Intel, Motorola, Solectron and Xerox. Praegitzer was incorporated under Oregon law in 1981.

     In November 1995 Praegitzer acquired Circuit Technology, Inc. ("CTI"), a printed circuit board manufacturer with production facilities located in Redmond, Washington. The acquisition was accomplished by a merger of CTI with and into Praegitzer. In November 1995 Praegitzer also acquired Praegitzer Design, Inc. ("PDI"), a provider of schematic capture and printed circuit design services. The acquisition was accomplished by a merger of PDI with and into Praegitzer. In April 1996 the Company acquired from Praegitzer Property Group all of the real property and improvements on which the Company's Dallas and White City, Oregon manufacturing facilities are located.

     In addition, in August 1996 Praegitzer completed the acquisition of Trend Circuits, Inc. ("Trend"), a printed circuit board manufacturer with production facilities located in Fremont, California. The acquisition was accomplished by a merger of Trend with and into Praegitzer. In 1996 the Company has also acquired four new design centers located in Irving, Texas, San Diego and San Jose, California, and Blue Bell, Pennsylvania.

FORWARD-LOOKING STATEMENTS

     From time to time the Company may issue forward-looking statements that involve a number of risks and uncertainties. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements: business conditions and growth in the electronics industry and general economies, both domestic and international; lower than expected customer orders, delays in receipt of orders or cancellation of orders; competitive factors, including increased competition, new product offerings by competitors and price pressures; the availability of third party parts and supplies at reasonable prices; changes in product mix and the mix between product and service revenue; receipt of a significant portion of customer orders and products shipments in the last month of each quarter; and product shipment interruptions due to manufacturing problems. The forward-looking statements should be considered in light of these factors.

INDUSTRY OVERVIEW

    Printed circuit boards are the basic platforms used to interconnect the integrated circuits and other essential components of electronic products and consist of interconnected layers of etched copper patterns of electrical circuitry that have been laminated to insulating material. According to The Institute for

Interconnecting and Packaging Electronic Circuits ("IPC"), the United States printed circuit board market totaled approximately $7.1 billion in sales in 1995. Multilayer printed circuit boards, which consist of more than two layers, accounted for approximately 70% of printed circuit board sales in 1995. The IPC estimates sales of standard and high performance multilayer printed circuit boards in the United States will increase at average annual rates of 9.6% and 24.3%, respectively, from 1994 through 1999.

    The overall market for electronics products has grown steadily over the past 20 years as end users increasingly seek products with attractive price/performance characteristics and as technological advances have created new markets. To compete in the broader electronics market, OEMs require product components with increased functionality at lower cost per function. The interconnect densities, signal speeds and layer counts of printed circuit boards have increased to meet these requirements. Many of these increasingly complex printed circuit boards are manufactured using a variety of complex processes and equipment, further complicating the production process. Competitive pressures and rapid technological change have shortened product life cycles. As a result, time-to-market and time-to-volume have become increasingly important competitive factors.

    To compete in the market for increasingly complex and technologically advanced printed circuit boards and to meet shorter time-to-market and time-to-volume requirements, printed circuit board manufacturers must make substantial capital investments and develop greater manufacturing specialization and expertise. These factors have resulted in two trends in the printed circuit board industry. As capital requirements have increased, the industry has consolidated. According to the IPC, the number of United States printed circuit board manufacturers has decreased from over 2,500 in 1976 to less than 700 in 1995. In addition, OEMs have increased the outsourcing of printed circuit board production to focus resources on their core strengths and have relied on outside suppliers to overcome increasingly complex manufacturing challenges. According to the IPC, the independent manufacturers' portion of the total printed circuit board market increased to 85% in 1995 from 66% in 1991. This market, however, remains highly fragmented. The IPC estimates that in 1994 the 18 largest independent manufacturers accounted for less than 34% of total printed circuit board sales by independent manufacturers.

DEFINITION OF PRODUCTS AND SERVICES

    The design and manufacture of printed circuit boards progress in stages: schematic capture and circuit design, quick-turnaround prototype, pre-production and volume production.

     SCHEMATIC CAPTURE AND CIRCUIT DESIGN. Schematic capture involves the input of an electronic schematic diagram into a high-performance computer workstation that generates a net list of the electronic components and interconnects required to design a printed circuit board. Circuit design is accomplished using specialized computer-aided design ("CAD") software programs. Computer-generated data describe the locations of holes and conductors (the "layout") which, along with manufacturing information, may be transmitted electronically from the designer to the manufacturer.

     QUICK-TURNAROUND PROTOTYPE. Quick-turnaround is characterized by shorter than standard lead time requirements, typically one to 10 days, and involves producing a small quantity, usually fewer than 50 pieces. Prototype evaluation is critical to product development and frequently requires several iterations to finalize the design. Because time is critical, most prototypes are manufactured on a quick-turnaround basis. Consequently, high quality and timely delivery generally are the most important competitive factors.

     PRE-PRODUCTION. Pre-production or pilot runs involve the manufacture of limited quantities of printed circuit boards during the transition from prototype to volume production. Pre-production may require quick-turnaround delivery because of overall time-to-market pressures and shorter product life cycles or as a temporary solution in the event of volume production delay. Accordingly, high quality and timely delivery continue to be the factors most important to the OEM or contract manufacturer, although price is also a significant factor.

     VOLUME PRODUCTION. Volume production is characterized by longer lead times and increased emphasis on lower cost as the product moves to full-scale commercial production. At this stage of production, price, quality, on-time delivery and process capability are the factors most important to the OEM or contract manufacturer. As product life cycles grow shorter, the ability to meet shorter lead time requirements becomes an increasingly significant competitive factor.

    Each stage of product development and production requires substantially different capabilities and as a result most printed circuit board suppliers specialize in only one stage. Consequently, OEMs and contract manufacturers typically use different suppliers at each stage, which requires costly and time consuming duplicative tooling and pre-production engineering. Accordingly, many OEMs and contract manufacturers are establishing strategic relationships with fewer electronic interconnect suppliers that provide a full range of services, including design consultation and quick-turnaround manufacturing, together with low to high volume production capability.

THE PRAEGITZER APPROACH

    The Company is a leader in the design, quick-turnaround, pre-production and volume production of complex, rigid multilayer printed circuit boards. The Company concentrates its marketing efforts on segments of the broad electronics market characterized by high growth, rapid technological advances, short product development cycles and accelerated time-to-market and time-to-volume requirements and focuses on customers that require suppliers with advanced design and manufacturing capabilities. In response to these customers' broadening requirements, the Company has expanded its quick-turnaround capabilities through the recent acquisition of CTI, a quick-turnaround and low volume production facility. This strategic acquisition completed the Company's repositioning as an integrated solutions provider of electronic interconnect products and services for the rigid printed circuit board market. The Company believes its strong relationships with pre-production and volume production customers will assist its continued expansion into the quick-turnaround market. The Company believes larger manufacturers with the capability to supply a broad range of products with a diverse mix of performance characteristics will capture additional market share in the printed circuit board industry. The Company is one of a limited number of independent manufacturers that offers a range of integrated electronic interconnect solutions from schematic capture and circuit design services through high volume production. By offering this broad range of services, the Company can provide design and manufacturing solutions for its customers while reducing time-to-market, time-to-volume and product development costs.

BUSINESS STRATEGY

    The Company's objective is to be the leading provider of electronic interconnect solutions ranging from schematic capture and circuit design through high volume production. The Company's strategy to achieve this objective includes the following elements:

     PROVIDE INTEGRATED ELECTRONIC INTERCONNECT SOLUTIONS. The Company seeks to provide an integrated range of complex electronic interconnect solutions.
The Company believes its broad range of services adds significant value for its customers by shortening their product development cycles, lowering their costs through reduced custom tooling and other manufacturing expenses and providing concentrated expertise not otherwise generally available from a single supplier. The Company believes that by offering design services it gains early access to additional production sales opportunities and that its relationships with volume production customers create additional quick-turnaround and design sales opportunities.

     PURSUE LONG-TERM RELATIONSHIPS WITH HIGH-GROWTH CUSTOMERS THAT NEED THE COMPANY'S ADVANCED CAPABILITIES AND SERVICES. The Company concentrates its marketing efforts on segments of the broad electronics market characterized by high growth, rapid technological advances, short product development cycles and accelerated time-to-market and time-to-volume requirements and focuses on customers that require suppliers with advanced design and manufacturing capabilities. The Company seeks to develop and expand long-term relationships with high-growth OEMs and contract manufacturers of advanced electronics products by communicating closely with these customers throughout the design and production process. These relationships assist the Company in meeting its customers' design and manufacturing requirements.

     DEVELOP AND USE INDUSTRY LEADING PROCESS TECHNOLOGY. The Company seeks to be a process technology leader in the electronic interconnect industry by providing a broad range of high quality products cost-effectively and achieving production yields among the highest in the industry. The Company has contributed significantly to the development and implementation of industry leading process technologies, such as liquid inner layer resist, and has invested in precision drilling and advanced finishing technologies for dense packaging designs. The Company believes its process capabilities provide a competitive advantage in the manufacture of complex interconnect solutions.

     INVEST IN STATE-OF-THE-ART FACILITIES AND EQUIPMENT. Since July 1, 1987 the Company and CTI have invested approximately $59.5 million in modern facilities and equipment, have made significant investments in production processes and intend to continue to make such investments to meet long-term market demands. Each of the Company's manufacturing facilities is ISO 9002 certified and Bellcore compliant. The Company has recently expanded its Redmond facility, is expanding its White City facility and is adding equipment in all manufacturing locations. The Company believes these investments will result in increased capacity, operating efficiencies, improved management control and more consistent product quality so it can satisfy the demanding delivery, time-to-market and time-to-volume requirements of its customers.

     PURSUE ACQUISITION OPPORTUNITIES. The Company's growth strategy includes expansion through acquisition of complementary businesses. The Company believes that, by these acquisitions, it can capitalize on OEM outsourcing and consolidation trends within the interconnect industry. The Company has acquired two quick-turnaround production facilities and several strategically located circuit design facilities. The Company, however, has no understandings, commitments or agreements with respect to any acquisition, and there is no assurance that the Company will complete any acquisition in the future.

MARKETS AND MARKETING

     The Company concentrates its marketing efforts on segments of the broad electronics market characterized by high growth, rapid technological advances, short product development cycles and accelerated time-to-market and time-to-volume requirements and focuses on customers that require suppliers with advanced design and manufacturing capabilities. In response to these customers' broadening requirements, the Company has expanded its quick-turnaround capabilities through the acquisition of CTI in November 1995 and Trend Circuits in August 1996, both quick-turnaround and low volume production facilities. These strategic acquisitions completed the Company's repositioning as an integrated solutions provider of electronic interconnect products and services for the rigid printed circuit board market. The Company believes its strong relationships with pre-production and volume production customers will assist its continued expansion into the quick-turnaround market. The Company believes larger manufacturers with the capability to supply a broad range of products with a diverse mix of performance characteristics will capture additional market share in the printed circuit board industry. The Company is one of a limited number of independent manufacturers that offers a range of integrated electronic interconnect solutions from schematic capture and circuit design services through high volume production. By offering this broad range of services, the Company can provide design and manufacturing solutions for its customers while reducing time-to-market, time-to-volume and product development costs.

     The Company pursues long-term relationships with rapidly growing OEM customers that are technology leaders in their industry segments. The Company's customers include a diverse group of leading OEMs of data communications and telecommunications equipment, instrumentation and industrial equipment, computers and peripherals and business systems and consumer electronics. These customers often use leading technologies, and their product requirements generally drive the advancement of electronic interconnect manufacturing technology. The Company also sells to leading contract manufacturers and electronics distributors that provide access to a large number of OEM customers.

The following table shows, for fiscal 1996, the Company's percentage of its net sales for the principal end-user markets it serves.

          Markets                       June 30, 1996
          -------                       -------------

     Instrumentation/Industrial                   35%
     Data/Telecommunications                      33%
     Computers and Peripheral                     22%
     Business/Consumer                            10%

     Total Net Sales                      100%

     The Company markets its products primarily through direct sales personnel located in Washington, Oregon, California, Texas, Minnesota, Alabama, Florida and Massachusetts. The Company has expanded its direct sales force from nine to approximately 25 personnel in 1996. Direct sales efforts in the United States are supplemented by several independent sales organizations, each located in a region with a large geographical territory or large potential account base. Each division of the Company also has an experienced inside sales and customer service organization to support its outside sales personnel and to promote customer relationships.

     Praegitzer is pursuing the international markets with the recent executive appointments of two individuals to pursue business development opportunities in Asia and Canada, and eventually to Europe and South America.

     The Company is expanding its marketing activities to enhance awareness of its broad range of products and services. In addition to paid advertisements and promotional items, the marketing efforts include business and technical editorials for industry publications, participation in trade shows and industry conferences, customer newsletters and satisfaction surveys as well as scheduled press releases.

CUSTOMERS

     The following table sets forth in alphabetical order the Company's largest customers during fiscal 1996:

                   DATA COMMUNICATIONS AND TELECOMMUNICATIONS


          AT&T                               Motorola, Inc.
          ADTRAN, Inc.                       NEC Corporation
          Digidesign, Inc.                   Trimble Navigation, LTD.
          DSC Communications, Inc.           Xylan Corporation (1)

                         INSTRUMENTATION AND INDUSTRIAL

          Acuson Corporation (1)     Nellcor Puritan
          Data I/O Corporation               Bennet, Inc
          Hewlett-Packard                    Spectra-Physics, Inc.
          Imed Corporation

                            COMPUTERS AND PERIPHERALS

          Compaq                             Intel Corporation
          Hewlett-Packard

                    BUSINESS SYSTEMS AND CONSUMER ELECTRONICS

          In Focus Systems, Inc.       Xerox Corporation

             CONTRACT MANUFACTURERS AND ELECTRONICS DISTRIBUTORS (2)

          AMP Packaging Systems, Inc.        Micron Technology, Inc.
          Avnet, Inc.                        SCI Systems, Inc.
          Comptronix Corporation             Solectron Corporation
          Marshall Industries, Inc.

(1) Includes sales of Company products sold through contract manufacturers or electronics distributors.
(2) Because the Company serves some OEM customers through contract manufacturers and electronics distributors, some sales indicated in this segment are also included under sales in the other listed segments.

     For fiscal 1996 and fiscal 1995, sales to Hewlett-Packard accounted for approximately 12.7% and 16.4% of the Company's revenue, respectively, and sales to Compaq accounted for approximately 10.0% and 12.5% of the Company's revenue, respectively. For fiscal 1996 and fiscal 1995, the Company's ten largest customers accounted for approximately 52.7% and 56.4% of the Company's revenue, respectively.

MANUFACTURING AND ENGINEERING PROCESSES

     The Company believes its substantial capital investment and its manufacturing expertise in a number of specialized areas have contributed to its position as a leader in the production of complex, rigid multilayer printed circuit boards. To meet its customers' high density requirements, the Company can manufacture printed circuit boards with layer counts in excess of 24 layers, blind and buried vias, buried capacitance and designs using materials as thin as .0015(2). The Company believes its capabilities in the following areas are of special importance:

     SCHEMATIC CAPTURE AND DESIGN SERVICES. The Company works closely with its customers to maximize design for manufacturability (DFM) to achieve cost savings. The Company creates state-of-the-art layouts using a broad range of advanced electronic design automation tools that are compatible with its customers' design systems.

     MULTIPLE MANUFACTURING FACILITIES. The Company's three manufacturing facilities achieve efficiencies by specializing in different types of production runs. The Company can also shift production among facilities as demand warrants. Multiple facilities also reduce the risk of production delays.

     CAD/CAM. Because the Company's state-of-the-art computer aided manufacturing (CAM) system is uniform throughout its three manufacturing facilities, it can reduce tooling and test fixture costs across the manufacturing process since they are incurred only once for each part number, rather than multiple times when a customer uses more than one supplier. The Company can receive CAD data by electronic data transmission and can use its communications system to distribute the data to a CAM system at any of the Company's facilities. The Company's CAM workstations perform design rule checks on the transmitted designs, incorporate any requested customer design modifications and perform manufacturability enhancements that increase printed circuit board quality.

     ADVANCED FINISHING CAPABILITIES FOR DENSE PACKAGING DESIGNS. The Company provides a wide assortment of alternative surface finishes, including hot air solder leveling, electroless nickel immersion gold, palladium and Entek-Registered Trademark-, to address the complex requirements for attachment of high pin count interconnect devices such as ball grid array
(BGA), Micro-BGA, Flip Chip, tape automated bonding ("TAB") and fine pitch surface mount technology (SMT).

     LIQUID INNER LAYER RESIST. The Company has developed process expertise to implement a low cost liquid inner layer resist technology that produces high yields on fine geometries and tolerances, including line and space widths as small as .002(2). The Company is one of the few manufacturers worldwide that has successfully implemented this technology.

     OTHER ADVANCED PROCESS CAPABILITIES. The Company's substantial investment in modern facilities and state-of-the-art equipment permits the high yield fabrication of dense multilayer printed circuit boards. The Company uses advanced drilling and plating equipment to produce technologically advanced products with extremely tight tolerance holes as small as .006(2) in diameter to interconnect printed circuit layers, including controlled depth holes for blind vias. The Company produces fine line circuitry in Class 10,000 and Class 1,000 clean room environments. In the past five years the Company has invested in automated optical inspection and electrical test systems, including dual-sided simultaneous testers and in-house fixturing processes, to verify the quality of these high density designs. The Company uses specialty materials such as GETEK-Registered Trademark-, cyanate ester and polyimide for high temperature, fast signal speed and other high-performance requirements.

     The Company employs total quality management (TQM) techniques at all facilities. The Company's quality management systems at each of its manufacturing facilities have been ISO 9002 certified since 1994. This certification is based on successful implementation of quality assurance requirements and includes ongoing monitoring of the Company's business and periodic compliance audits conducted by an independent quality assessor. The Company is also Bellcore compliant, a requirement of many telecommunications OEMs.

     The Company has received numerous awards recognizing its customer service and manufacturing excellence, including the United States Senate Productivity award in 1990. In 1994 the Company was recognized as the best in its class for responsiveness in the Service Excellence Award contest sponsored by Technology Forecasters, an independent market research firm, and PRINTED CIRCUIT FABRICATION, an industry trade journal, and CTI was recognized as the overall winner in this contest in the medium-sized company category. In 1995 the Company received awards for technology, quality and value in the Service Excellence Award contest. The Company also received customer awards for supplier excellence from Comptronix Corporation, Sequent Computer Systems, Inc., Trimble Navigation Limited, and Verilink Corporation in 1995.

MATERIALS AND SUPPLIES

     The Company orders certain materials and supplies based on purchase orders received and seeks to minimize its inventory of other materials that are not identified for use in filling specific orders. For example, at the Company's request, a laminate supplier operates a warehouse near the Company's Dallas facility to store laminates previously shipped by the supplier from California. In addition, the Company works closely with certain of its suppliers to improve the raw materials used in the production of printed circuit boards. For example, the Company and Ciba-Geigy AG developed a liquid inner layer resist system to achieve significant cost and yield advantages, and the Company and LeaRonal, Inc. are developing chemical strategies with respect to plating, finishing processes and solder masks. Raw materials used in the Company's products consist primarily of inorganic chemicals, copper foil, copper-clad epoxy/glass laminate, epoxy glass prepreg and liquid and dry film resist.

     To enhance its relationships with suppliers, in 1991 the Company implemented a STAR Supplier program to improve key supplier performance by measuring product quality, on-time delivery, technological support, sales support and other criteria. The Company believes it has realized significant benefits from the program, including lower costs of materials. The cost of various raw materials and supplies is determined in part by annual purchase volumes. As a result of the acquisition of CTI, the Redmond facility in particular has benefited from lower costs for certain materials and supplies associated with the Company's higher purchase volume.

     Although the Company uses a select group of suppliers, the materials used to manufacture printed circuit boards generally are readily available from multiple suppliers. The Company has established strategic alliances and stocking arrangements with key suppliers to increase protection against shortages. Although adequate amounts of raw materials have been available in the past, there is no assurance that raw materials will continue to be available in the future.

COMPETITION

     The printed circuit board industry is highly fragmented and characterized by intense competition, which the Company believes will increase. The Company competes principally in the market for complex, rigid multilayer printed circuit boards. The Company's competitors include large domestic manufacturers, offshore manufacturers located primarily in Asia, small or regional domestic manufacturers and captive printed circuit board operations of larger OEMs such as IBM. Some of the Company's competitors are substantially larger and have substantially greater manufacturing, financial and marketing resources than the Company. During periods of recession in the electronics industry, increasingly price sensitive customers may place less value on the Company's competitive strengths, such as quick-turnaround manufacturing and responsive customer service. In addition, OEMs with captive printed circuit board manufacturing operations may seek open market orders to fill excess capacity, which increases price competition. The Company may be at a disadvantage in the lower technology segments of the printed circuit board market when competing with manufacturers with lower cost structures, particularly those with offshore facilities where labor and other costs may be lower. Although capital requirements are a significant barrier to entry for manufacturing technologically complex printed circuit boards, the basic interconnect technology is generally not protected by patents or copyrights. There is no assurance that the Company will be able to compete successfully against present or future competitors or that competitive pressures faced by the Company will not materially adversely affect the Company. The principal independent competitors of the Company are based in the United States and include Advanced Circuits, Inc., Hadco Corporation, Merix Corporation and Zycon Corporation.

     The Company believes the primary competitive factors in the market for complex, rigid multilayer printed circuit boards are product quality, responsiveness to customers, on-time delivery, lead time, volume production capabilities, advanced manufacturing technology, engineering skills and price. The Company believes its primary competitive strengths include its ability to provide technologically advanced manufacturing services, respond to customers reliably and effectively and deliver finished products on a quick-turnaround through high volume basis while maintaining superior product quality. During periods of recession in the electronics industry, however, the Company's competitive advantages in these areas may be less significant to customers that may become more price sensitive. Many of the Company's actual and potential competitors have financial, technological and marketing resources significantly greater than those of the Company and may have established relationships with customers or potential customers that afford them a competitive advantage. There is no assurance that the Company will continue to be able to compete effectively in its markets or that competitive pressures will not materially adversely affect the Company.

BACKLOG

     The Company's backlog at June 30, 1996 was approximately $16.3 million, compared to a backlog of approximately $15.2 million at June 30, 1995. The Company includes in its backlog all purchase orders scheduled for delivery within the next 12 months, although the majority of the backlog typically is scheduled for delivery within 60 days. For a variety of reasons, including the timing of orders, delivery intervals, customer and product mix and the possibility of customer changes in delivery schedules, backlog as of any particular date may not be a reliable measure of sales for any succeeding period. Cancellation charges generally vary depending upon the time of cancellation and, therefore, a significant portion of the Company's backlog may be subject to cancellation without significant penalty.

ENVIRONMENTAL MATTERS

     Printed circuit board manufacturing requires the use of metals and chemicals. Water used in the manufacturing process must be treated to remove metal particles and other contaminates before it can be discharged into the municipal sanitary sewer system. The Company operates and maintains effluent water treatment systems and uses approved laboratory testing procedures at its manufacturing facilities. The Company operates these systems under effluent discharge permits issued by a number of governmental authorities. These permits must be renewed periodically and are subject to revocation in the event of violations of environmental laws. The Company believes the waste treatment systems at its facilities are in compliance with applicable environmental laws in all material respects. There is no assurance, however, that violations will not occur in the future. The Company also is subject to environmental laws relating to the storage, use and disposal of chemicals, solid waste and other hazardous materials, as well as air quality regulations. Environmental laws could become more stringent over time, and the costs of compliance with more stringent laws could be substantial.

     The Company eliminated all ozone depleting compounds from its manufacturing processes in December 1993. In 1993 the Company was also recognized by the United Nations as an environmentally conscious manufacturer. In 1994 the Environmental Protection Agency recognized the Company for its participation in the 33/50 Program, a voluntary initiative aimed at reducing emissions and disposals of toxic substances.

EMPLOYEES

     At June 30, 1996, the Company had 1,114 full-time employees, including 950 in manufacturing, 70 in engineering and design services, 35 in marketing and sales, 19 in finance, accounting and information services and 40 in administration. None of the Company's employees is represented by a labor union, and the Company has never experienced a work stoppage, slowdown or strike. The Company believes it maintains good employee relations.

ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names, ages, titles with Praegitzer Industries and principal occupations and employment for the last five years of the executive officers of Praegitzer Industries. The officers are appointed by the Board of Directors and serve at its discretion.


Name                     Age        Position
- ----                     ---        --------

Robert L. Praegitzer     64   President, Chief Executive Officer and Chairman of the Board

Matthew J. Bergeron      33   Senior Vice President, Chief Financial Officer and Director

Charles N. Hall          49   Senior Vice President and Director

Daniel J. Barnett        46   Senior Vice President and Director

Scott D. Gilbert         33   Vice President of Finance

Leslie J. Rowell         38   Vice President of Human Resources

Marty Filsinger          46   Vice President of Sales

Steven M. Smith          34   Vice President of Operations - Praegitzer Design Division

Walter E. Berry          50   Vice President of Operations - Dallas Division

Allen G. Broderick       35   Vice President of Business Operations - White City Division

Carleton Thompson        50   Vice President of Technical Operations - White City Division

Kenneth O. Stowers, Jr.  46   Vice President of Operations - Redmond Division

Robert J. Versiackas     47   Vice President of Operations - Fremont Division

Gregory F. Blount        43   Vice President of Corporate Quality

Eric M. Rogers           49   Vice President of Facilities and Environmental Resources

Sally Praegitzer         59   Secretary and Director

William L. Healey        51   Director

T. L. Stebbins           55   Director


     ROBERT L. PRAEGITZER founded the Company in 1981 and has been its President, Chief Executive Officer and Chairman of the Board since that time. He was also the founder and President of PDI, which merged into the Company in 1995, and Praegitzer Property Group, the assets of which will be acquired by the Company upon completion of this offering. Mr. Praegitzer is married to Sally Praegitzer, a director and Secretary of the Company.

     MATTHEW J. BERGERON joined the Company in 1990, overseeing finance, administration and MIS. He became Senior Vice President in 1993 and a director in November 1995. Prior to joining the Company, Mr. Bergeron was an accountant at Johnson & Shute P.S., a public accounting firm. Mr. Bergeron is a certified public accountant.

     ROBERT G. BALDRIDGE joined the Company as Senior Vice President and a director in November 1995 in connection with the merger of CTI into the Company. Prior to the merger, Mr. Baldridge was a co-president of CTI, which he co-founded in 1984.

     CHARLES N. HALL joined the Company as Senior Vice President and a director in November 1995 in connection with the merger of CTI into the Company. Prior to the merger, Mr. Hall was a co-president of CTI, which he co-founded in 1984.

     DANIEL J. BARNETT joined the Company as Senior Vice President and a director in August 1996 in connection with the merger of Trend into the Company. Prior to the merger, Mr. Barnett was the president of Trend.

     SCOTT D. GILBERT joined the Company in August 1990 as Controller. In November 1995 Mr. Gilbert was appointed Vice President of Finance.

     LESLIE J. ROWELL joined the Company in 1981 and served as a plating supervisor and later as materials manager. In 1994 Mr. Rowell was appointed Human Resources Manager, and in November 1995 he was appointed Vice President of Human Resources.

     MARTY FILSINGER joined the Company in 1982 and served as national sales manager. In November 1995 he was appointed Vice President of Sales.

     STEVEN M. SMITH served as operations manager of PDI since June 1988. Upon the merger of PDI into the Company in November 1995, Mr. Smith was appointed Vice President of Operations - Praegitzer Design Division.

     WALTER E. BERRY joined the Company in January 1989 and served as operations manager of the Dallas facility until May 1993, when he was appointed director of strategic planning and technology, a position he held until January 1995, when Mr. Berry was reappointed operations manager of the Dallas facility. In November 1995, Mr. Berry was appointed Vice President of Operations - Dallas Division.

     ALLEN G. BRODERICK joined the Company in January 1990 as operations co-manager of the White City facility and was appointed Vice President of Business Operations - White City Division in November 1995.

     CARLETON THOMPSON joined the Company in January 1990 as operations co-manager of the White City facility and was appointed Vice President of Technical Operations - White City Division in November 1995.

     KENNETH O. STOWERS, JR. joined CTI in March 1993 as operations manager and, upon the merger of CTI into the Company in November 1995, was appointed Vice President Operations - Redmond Division. From 1989 to March 1993 Mr. Stowers was technical director and regional sales manager of Multiline Technology, a printed circuit board equipment manufacturer.

     ROBERT J. VERSIACKAS joined Trend in 1990 as Vice President of Operations and upon the merger of Trend into the Company in August 1996, was appointed Vice President of Operations - Fremont Division.

     GREGORY F. BLOUNT joined the Company in 1986 as corporate quality manager and was appointed Vice President of Corporate Quality in November 1995.

     ERIC M. ROGERS joined the Company in 1983 as facilities manager of the Dallas facility and was appointed Vice President of Facilities and Environmental Resources in November 1995.

     SALLY PRAEGITZER has served as a director since November 1995. Ms. Praegitzer has served as Secretary of the Company since 1981. Ms. Praegitzer is married to Robert L. Praegitzer, the President, Chief Executive Officer and Chairman of the Board of the Company.

     WILLIAM L. HEALEY is the President, Chief Executive Officer and Director of Smartflex Systems, Incorporated, a manufacturer of printed circuit boards. and was appointed to the Board of Directors of the Company in May 1996.

     T.L. STEBBINS is the Managing Director of Adams, Harkness & Hill, an investment banking firm, and was appointed to the Board of Directors of the Company in May 1996.

ITEM 2.   PROPERTIES

     The Company owns or leases approximately 301,200 square feet of administrative, design, production, storage, and shipping space in eight facilities. Of this space, 209,000 square feet are dedicated to manufacturing. The Company's facilities are as follows:

      LOCATION                 OWNERSHIP STATUS             SQUARE FEET
      --------                 ----------------             -----------
Dallas, Oregon                     Owned                      130,000
Dallas, Oregon                    Leased                       15,000
White City, Oregon                 Owned                       64,000
Redmond, Washington               Leased                       42,500
Redmond, Washington               Leased                        2,500
Beaverton, Oregon                 Leased                        3,100
San Jose, California              Leased                        7,700
Irving, Texas                     Leased                          400
San Diego, California             Leased                        1,000
Fremont, California               Leased                       35,000

___________

     The Dallas manufacturing facility specializes in medium to high volume production of complex, rigid multilayer printed circuit boards. The White City facility specializes in medium volume production of complex, rigid multilayer printed circuit boards. The larger Redmond facility and the Fremont facility specialize in quick-turnaround prototype and low volume production. The smaller Redmond facility and the Beaverton, San Diego, San Jose and Irving facilities specialize in schematic capture and circuit design services.

     The Dallas warehouse facility is subject to a month-to-month lease with total monthly lease costs of approximately $6,000. The Redmond facility is subject to two leases with total current monthly lease costs of approximately $39,000. Each lease expires in 2000, with an option to renew for an additional five-year period. The Fremont facility is subject to a monthly lease cost of approximately $30,000 which expires in 2002. The lease for the Beaverton facility provides for total current monthly lease costs of approximately $2,300 and expires in 2000. The lease for the San Jose facility provides for total current monthly lease costs of $5,400 and expires in 1998, with a five-year renewal option.

     A $5 million expansion program is underway to increase the production capacity of the White City and Redmond facilities. The expansion programs at White City and Redmond are expected to increase production capacity by approximately 50% at both facilities. The Redmond and White City expansion programs are expected to be completed by the end of 1996.

ITEM 3.   LEGAL PROCEEDINGS

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

     On August 10, 1994, Virtual Vision, Inc., a former customer, filed an adversary proceeding in the United States Bankruptcy Court for the Western District of Washington against the Company and another creditor,
D. Blech & Company Incorporated ("Blech"), each of which held a security interest in the customer's accounts receivable, inventory and equipment, to determine the extent, validity and priority of each party's security interest. On October 19, 1994 the court entered a default judgment in favor of the Company. Blech appealed the decision to the United States District Court for the Western District of Washington, which reversed the bankruptcy court's denial of a motion to vacate the default judgment. The Company intends to appeal this decision. If the district court's decision is upheld, a trial will be held on the merits, and the Company could be found liable to Blech for up to approximately $500,000, which represents the amount received by the Company as the result of its security interest.

     On July 21, 1996, Pacific Communication Sciences, Inc. filed a claim in the San Diego County, California Superior Court against the Company on account of a written guaranty of indebtedness owing by Carillon Corporation in the amount of $500,740 plus interest and attorney fees. The Company believes the claim is without merit and intends to vigorously defend against the claim.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended June 30, 1996.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          SHAREHOLDER MATTERS

     The Company's Common Stock commenced trading on the Nasdaq National Market on April 4, 1996 under the symbol "PGTZ". The following table sets forth for the periods indicated, the highest and lowest closing sales prices for the Common Stock, as reported by the Nasdaq National Market.

Fiscal 1996                                         High         Low

     Fourth quarter (beginning April 4, 1996)     $16.00       $8.125

Fiscal 1997

     First quarter (through September 18, 1996)   $11.625      $8.125

     Based on a broker search performed by Allen Nelson and Company, Inc., there were approximately 2,200 shareholders as of September 20, 1996.

     Since incorporation and through April 4, 1996, the Company was treated for state and federal income tax purposes as an S corporation. As a result, the Company's earnings from inception through April 4, 1996 were taxed directly to the Company shareholders rather than to the Company. In fiscal 1996 the Company paid cash dividends to its shareholders in the aggregate amount of $5.2 million, most of which was for the payment of the shareholders' income tax liabilities. No dividends have been paid since April 4, 1996.

     The Company expects to retain any earnings to finance the expansion and development of its business and has no plans to pay cash dividends. The payment of dividends is within the discretion of the Company's Board of Directors and will depend on the earnings, capital requirements and operating and financial condition of the Company, among other factors.

ITEM 6.   SELECTED FINANCIAL DATA

     The following table presents selected financial data of Praegitzer Industries. This historical data should be read in conjunction with the Financial Statements and the related notes thereto in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7.

                                                         Fiscal Year Ended June 30,
                                     ---------------------------------------------------------------
                                                   (in thousands, except per share data)

                                      1992           1993           1994           1995          1996
STATEMENT OF OPERATIONS DATA:
Revenue. . . . . . . . . . . . . . $33,748        $50,447        $51,757        $58,096        $95,101
Cost of goods sold . . . . . . . .  29,140         40,332         46,244         48,343         72,941
                                   -------        -------        -------        -------        -------
Gross profit . . . . . . . . . . .   4,608         10,115          5,513          9,753         22,160
Selling, general and
  administrative expense . . . . .   4,018          5,116          6,082          6,406          8,896
                                   -------        -------        -------        -------        -------
Income (loss) from operations. . .     590          4,999           (569)         3,347          3,264
Interest expense . . . . . . . . .   1,356          1,444          1,217          1,563          1,799







Other income (expense) . . . . . .  (1,452)            60           (353)            92            302
                                   -------        -------        -------        -------        -------
Income (loss) from continuing
  operations . . . . . . . . . . .  (2,218)         3,615         (2,139)         1,876         11,767
Income (loss) from discontinued
  operations . . . . . . . . . . .  (1,389)          (289)        (3,081)           --            (612)
                                   -------        -------        -------                       -------
Net income (loss). . . . . . . . . $(3,607)        $3,326        $(5,220)        $1,876         $9,710
                                   -------        -------        -------        -------        -------
                                   -------        -------        -------        -------        -------
PRO FORMA NET INCOME (LOSS)
  DATA:
Pro forma provision (benefit)
  for income taxes . . . . . . . . $(1,443)        $1,178        $(2,101)          $691         $9,710
                                   -------        -------        -------        -------        -------
Pro forma net income
  (loss) (1) . . . . . . . . . . . $(2,164)        $2,148        $(3,119)        $1,185         $6,916
                                   -------        -------        -------        -------        -------
                                   -------        -------        -------        -------        -------
Pro forma net income from
  continuing operations per
  share (1). . . . . . . . . . . .                                 $0.13          $0.76
                                                                 -------        -------
                                                                 -------        -------
Weighted average shares
  outstanding. . . . . . . . . . .                                 8,824          9,110


                                                                JUNE 30,
                                    -------------------------------------------------------------------
                                                            (IN THOUSANDS)


                                       1992          1993           1994           1995           1996
                                    -------       -------        -------        -------        -------
BALANCE SHEET DATA:

Working capital
(deficiency)                        $(2,092)        $(154)       $(5,999)       $(1,897)       $10,743

Total assets                         32,228        38,977         29,051         30,352         52,836

Notes payable and
current portion of
long-term obligations                 8,075         8,870         9,750           6,097            871

Long-term
obligations, net of
current portion                      10,645        10,603         7,496          10,188          7,695

Redeemable Common Stock                --            --            --              --              --





Shareholders' equity                  8,265        11,472         4,118           5,699         34,641


- --------------------

(1) The Company was an S corporation and accordingly was not subject to federal and state income taxes during the periods indicated. Pro forma net income reflects federal and state income taxes as if the Company had been a C corporation, based on the effective tax rates that would have been in effect during these periods. See Notes 1 and 13 of Notes to Financial Statements of Praegitzer.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The information required by this Item is incorporated by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's 1996 Annual Report to Stockholders.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is incorporated by reference to the Company's 1996 Annual Report to Stockholders as listed in Item 14 of Part IV of this Report.

ITEM 9.   CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS

     None

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the directors of the Company is included under "Election of Directors" in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

     For information concerning the executive officers of the Company, see "Executive Officers of the Registrant" under Part I of this report.

     Information with respect to Section 16(a) of the Securities Exchange Act is included under "Compliance with Section 16(a) of the Exchange Act" in the Company's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information with respect to executive compensation is included under "Executive Compensation" in the Company's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to security ownership of certain beneficial owners and management is included under "Voting Securities and Principal Shareholders" in the Company's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to certain relationships and related transactions with management is included under "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)1. INDEX TO FINANCIAL STATEMENTS

                                              1996 Annual Report
                                                To Stockholders
                                              -------------------

Independent Auditors' Report                           16
Balance Sheets as of June 30, 1996 and 1995            17
Statements of Income for the years ended
     June 30, 1996, June 30, 1995 and
     June 30, 1994                                     18
Statements of Cash Flows for the years ended
     June 30, 1996, June 30, 1995 and
     June 30, 1994                                     19
Statements of Shareholders' Equity for the
     years ended June 30,1996, June 30,
     1995 and June 30, 1994                            20
Notes to Financial Statements                          21

     (a)2. FINANCIAL STATEMENT SCHEDULES

     All schedules have been omitted since they are either not required or the information is otherwise included.


     (a)3. EXHIBITS

                         INDEX TO EXHIBITS

EXHIBIT   DESCRIPTION
NUMBER
- ------

3(i)      Restated Articles of Incorporation (Incorporated by  reference to
          Exhibit 3(i) of the Company's Registration Statement on Form S-1, Registration No. 333-01228)
3(i)(a) Form of Second Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3(i)(a) of the Company's Registration Statement on Form S-1, Registration No. 333-01228)
3(ii) Bylaws (Incorporated by reference to Exhibit 3(ii) of the Company's Registration Statement on Form S-1)

4.1       See Article II of Exhibit 3(i)(a) and Articles II and V of Exhibit
          3(ii)
10.1 1995 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1, Registration No. 333-01228)
10.2      Form of Incentive Stock Option Agreement (Incorporated by reference to
          Exhibit 10.2 of the Company's Registration Statement on Form S-1, Registration No. 333-01228)
10.3 Form of Nonstatutory Stock Option Agreement (Incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-1, Registration No. 333-01228)
10.4 Borrowing Agreement between the Registrant and Seattle-First National Bank dated November 17, 1995 (Incorporated by reference to Exhibit
          10.4 of the Company's Registration Statement on Form S-1, Registration No. 333-01228)
10.5 Loan Agreement between the Registrant and the State of Oregon Department of Energy ("DOE") dated April 13, 1988 (Incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-1, Registration No. 333-01228)
10.6 Loan Agreement between the Registrant and DOE dated December 3, 1991 (Incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-1, Registration No. 333-01228)
10.7 Promissory Note from the Registrant to Heller Financial, Inc. ("Heller") dated October 27, 1995 (Incorporated by reference to
          Exhibit 10.8 of the Company's Registration Statement of Form S-1, Registration No. 333-01228)
10.8 Promissory Note from the Registrant to Heller dated November 30, 1995 (Incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1, Registration No. 333-01228)
10.9 Lease Agreement between CTI and Seapointe Development, Inc. dated April 1989 and amendments thereto (Incorporated by reference to
          Exhibit 10.13 of the Company's Registration Statement on Form S-1, Registration No. 333-01228)
10.10 Lease between CTI and Redmond Quadrant Associates, LP dated June 15, 1995 (Incorporated by reference to Exhibit 10.14 of the Company's Registration Statement on Form S-1, Registration No. 333-01228)
10.11     Borrowing Agreement between the Registrant and Key Bank dated April
          12, 1996
10.12 Lease between PDI and Amberjack, Ltd. dated July 13, 1994 and amendment thereto (Incorporated by reference to Exhibit 10.15 of the Company's Registration Statement on Form S-1, Registration No. 333-01228)
10.13 Form of Property Transfer Agreement between the Registrant and Robert Praegitzer dated December 19, 1995 (Incorporated by reference to
          Exhibit 10.16 of the Company's Registration Statement on Form S-1, Registration No. 333-01228)
10.14     Form of Tax Indemnification Agreement (Incorporated by reference to
          Exhibit 10.17 of the Company's Registration Statement on Form S-1, Registration No. 333-01228)
10.15 Merger Agreement between the Registrant and CTI dated November 17, 1995 (Incorporated by reference to Exhibit 10.18 of the Company's Registration Statement on Form S-1, Registration No. 333-01228)
10.16 Merger Agreement between the Registrant and PDI dated November 14, 1995 (Incorporated by reference to Exhibit 10.19 of the Company's Registration Statement on Form S-1, Registration No. 333-01228)
10.17 Merger Agreement between the Registrant and Trend dated August 16, 1996 (Incorporated by reference to Exhibit 2.1 of the Company's Form 8-K dated August 28, 1996)
10.18 Employment Agreement between the Registrant and Robert L. Praegitzer dated November 17, 1995 (Incorporated by reference to Exhibit 10.20 of the Company's Registration Statement on Form S-1, Registration No. 333-01228)

10.19 Employment Agreement between the Registrant and Robert G. Baldridge dated November 17, 1995 (Incorporated by reference to Exhibit 10.21 of the Company's Registration Statement on Form S-1, Registration No. 333-01228)
10.20 Employment Agreement between the Registrant and Charles N. Hall dated November 17, 1995 (Incorporated by reference to Exhibit 10.22 of the Company's Registration Statement on Form S-1, Registration No. 333-01228)
10.21 Employment Agreement between the Registrant and Daniel J. Barnett dated August 26, 1996
13        Annual Report to Shareholders
16.1 Letter on Changes in Certifying Accountant (Incorporated by reference to Exhibit 16.1 of the Company's Registration Statement on Form S-1, Registration No. 333-01228)
23.1      Consent of Deloitte & Touche LLP
24.1      Power of Attorney (see page 22)
27        Financial Data Schedule (Electronic Filing)


     (b)  REPORTS ON FORM 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PRAEGITZER INDUSTRIES, INC.


                              BY: ___________________________________
                                   Robert L. Praegitzer
                                   Chairman of the Board, President,
                                   Chief Executive Officer

Dated: September 25, 1996

                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below appoints Matthew J. Bergeron as his true and lawful attorney-in-fact and agent, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                     TITLE                                DATE
- ---------                     -----                                ----

______________________        Chairman of the Board,        September 25, 1996
Robert L. Praegitzer          President, Chief
                              Executive Officer

________________________      Senior Vice President,        September 25, 1996
Matthew J. Bergeron           Chief Financial Officer
                              and Director

________________________      Senior Vice President         September 25, 1996
Charles N. Hall               Director


________________________      Senior Vice President         September 25, 1996
Robert G. Baldridge           Director

________________________      Senior Vice President         September 25, 1996
Daniel J. Barnett             Director


________________________      Director                      September 25, 1996
T.L. Stebbins


________________________      Director                      September 25, 1996
William Healey