Form 10-Q
period 1996-09-30
PRAEGITZER INDUSTRIES INC
filed 1996-11-14
CIK 1007519

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                  FORM 10Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER  30, 1996

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

                      Commission File Number: 0-27932

                        PRAEGITZER INDUSTRIES, INC.
          (Exact name of registrant as specified in it's charter)

            OREGON                                            93-0790158
(State or other jurisdiction                               (I.R.S. Employer
       of incorporation)                                  Identification No.)

                      1270 S.E. Monmouth Cut-Off Road
                         Dallas, Oregon 97338-9532
                               (503) 623-9273
  (Address, including zip code, and telephone number, including area code, of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

                               Yes [x] No [ ]

                Number of shares of Common Stock outstanding
                     as of November 4, 1996: 12,064,875

                        PRAEGITZER INDUSTRIES, INC.


                             TABLE OF CONTENTS


                                                                        PAGE NO.
                                                                        --------
Part I   Financial Information

         Condensed Balance Sheet -
         September 30, 1996 and June 30, 1996 ............................   3

         Condensed Statement of Operations -
         Three months ended September 30, 1996 and 1995 ..................   4

         Condensed Statement of Cash Flows -
         Three months ended September 30, 1996 and 1995 ..................   5

         Notes to Financial Statements ...................................   6

         Management's Discussion and Analysis of Financial Condition
         and Results of Operations .......................................   9

Part II  Other Information

         Item 6  Exhibits and Reports on Form 8-K ........................  11


Signatures................................................................  12

                       PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL  STATEMENTS

                        PRAEGITZER INDUSTRIES, INC.
                          CONDENSED BALANCE SHEET
                                (UNAUDITED)
                               (IN THOUSANDS)

                            -------------------
                                   ASSETS
                            -------------------
                                                                     SEPTEMBER  30,             JUNE 30,
                                                                         1996                     1996
                                                                     -------------            ------------
CURRENT ASSETS
    Cash                                                                      $482                     $39
    Accounts receivable, net                                                16,680                  13,074
    Inventories                                                              7,123                   6,211
    Prepaid expenses                                                           715                     600

                                                                     -------------            ------------
         Total Current Assets                                               25,000                  19,924

Property, plant and equipment                                               55,651                  46,917
    Less: Accumulated depreciation and amortization                        (21,371)                (22,121)
                                                                     -------------            ------------
                                                                            34,280                  24,796

Other Assets                                                                14,448                   8,116
                                                                     -------------            ------------
                                                                           $73,728                 $52,836
                                                                     =============            ============
                                LIABILITIES
                                -----------

CURRENT LIABILITIES
   Bank overdraft                                                           $2,313                    $531
   Accounts payable                                                          5,155                   5,158
   Accrued payroll and related expenses                                      2,525                   1,623
   Other current liabilities                                                   839                     998
   Current portion of long-term obligations                                  2,190                     871
                                                                     -------------            ------------
              Total Current Liabilities                                     13,022                   9,181

Long term  obligations                                                      24,769                   7,695

Deferred Tax Liability                                                         896                     896

Other Liabilities                                                              423                     423

Common Stock                                                                40,582                  29,932

Retained earnings (accumulated deficit)                                     (5,964)                  4,709
                                                                     -------------            ------------
             Total shareholders' equity                                     34,618                  34,641
                                                                     -------------            ------------
                                                                           $73,728                 $52,836
                                                                     =============            ============


            The accompanying notes are an integral part of these
                      condensed financial statements.

                 PRAEGITZER INDUSTRIES, INC. AND AFFILIATE

                     CONDENSED STATEMENT OF OPERATIONS

                                (UNAUDITED)

                   (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                         ------------     ------------
                                                                 1996             1995
                                                         ------------     ------------
Revenue                                                       $29,449          $17,951

Cost of Sales                                                  24,363           13,997
                                                         ------------     ------------

         Gross Profit                                           5,086            3,954

Selling, general and
   administrative expenses                                      2,993            1,414

Impairment and in-process technology
   expense                                                     11,650

Amortization of Goodwill                                          289
                                                         ------------     ------------

         Income (Loss) from Operations                         (9,846)           2,540

Interest Expense                                                  343              426

Other income (expense)                                            101              (11)
                                                         ------------     ------------

         Income (Loss) before income taxes                    (10,088)           2,103

Income Taxes (1995 Pro forma)                                     585              841
                                                         ------------     ------------

Net Income (Loss) (1995 Pro forma)                           ($10,673)         $ 1,262
                                                         ============     ============

Shares used in computing pro forma
   net income per share                                    11,484,938        8,823,717
                                                         ============     ============

         Net Income (Loss) per share (1995 Pro forma)          ($0.93)           $0.14
                                                         ============     ============


            The accompanying notes are an integral part of these
                      condensed financial statements.

                        PRAEGITZER INDUSTRIES, INC.

                     CONDENSED STATEMENT OF CASH FLOWS

                               (IN THOUSANDS)
                                (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                              ------------     ------------
                                                                      1996             1995
                                                              ------------     ------------
Cash Flows from Operating Activities
    Net cash provided by (used in) operating activities             (8,418)           1,062

   Cash Flows from Investing Activities:
    Capital expenditures                                            (6,836)          (1,499)
    Proceeds from sale of property, plant and equipment              1,213
    Business acquisitions                                           (5,000)
    Other                                                               15               (2)
                                                              ------------     ------------
    Net cash used in investing activities                          (10,608)          (1,501)

   Cash Flows from Financing Activities:
    Increase in short-term borrowings                                9,830            1,167
    Borrowings of long-term debt                                    11,814
    Payments on long-term debt                                      (3,496)            (860)
    Increase in Bank Overdrafts                                      1,321              188
                                                              ------------     ------------
    Cash provided by financing activities                           19,469              495


Increase in Cash                                                       443               56
Cash at Beginning of Period                                             39               23
                                                              ------------     ------------
Cash at End of Period                                                 $482              $79
                                                              ============     ============



                The accompanying notes are an integral part
                  of these condensed financial statements.

                        PRAEGITZER INDUSTRIES, INC.

                  NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1:  BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited financial statements of Praegitzer Industries, Inc. (the "Company") contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1996, and the results of operations and cash flows for the three months ended September 30, 1996 and 1995. The results of operations for the three months ended September 30, 1996 are not necessarily indicative of the results expected for the entire fiscal year ended June 30, 1997.

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

     This report on Form 10-Q for the quarter ended September 30, 1996 should be read in conjunction with the Company's Annual Report to Shareholders and Form 10-K for the fiscal year ended June 30, 1996. Portions of the accompanying financial statements are derived from the audited year-end financial statements of the Company dated June 30, 1996.

NOTE 2:  INVENTORIES

     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and consist of the following:

                                                    (In thousands)
                                           September 30,          June 30,
                                                   1996              1996
                                            -----------       -----------
Raw Materials and supplies                      $ 2,094           $ 1,824
Work-in-progress                                  5,029             4,387
                                            -----------       -----------
         Total inventories                      $ 7,123           $ 6,211
                                            ===========       ===========

NOTE 3:  INCOME TAXES

     Prior to April 1996, the Company was treated for federal income tax purposes as an S corporation under Subchapter S of the Internal Revenue Code of 1986, as amended, and was treated as an S corporation for state income tax purposes under comparable state tax laws. As a result, the Company's earnings through the day preceding the termination of the Company's S corporation status (the "Termination Date") were, for federal and state income tax purposes, taxed directly to the Company's shareholders, at their individual federal and state income tax rates, rather than to the Company. Subsequent to the Termination Date, the Company is no longer treated as an S corporation and, accordingly, is subject to federal and state income taxes on its earnings.

     The provision for income taxes included in the statement of income for the three months ended September 30, 1995 is shown Pro Forma to reflect the expected federal and state income tax expense as if the Company had been subject to income tax as a C corporation for the period presented, at the prevailing tax rate.


NOTE 4:  NOTES PAYABLE

     In August 1996 the Company increased its line of credit with Key Bank from $10.0 million to $15.0 million. At September 30, 1996 borrowings of $10.8 million were outstanding and $3.6 million was available for borrowings based on eligible accounts receivable and inventory. Amounts outstanding under the line of credit bear interest at an annual rate equal to the prime rate (8.25% at September 30, 1996). The line of credit agreement expires in September 1998.

     In connection with the acquisition of Trend Circuits, Inc., the Company borrowed $5.0 million in August 1996 from Heller Financial secured by real property and miscellaneous equipment at the Company's White City, Oregon facility. The loan calls for monthly payments of $55,555 for a period of 90 months plus accrued interest equal to the One Month LIBOR Rate plus 2.55% (7.9875% at September 30, 1996).

     An additional amount of $4.6 million was borrowed from Finova Capital, secured by miscellaneous equipment. The principal amount is amortized over a 36 month repayment period plus accrued interest equal to 9.93%.

NOTE 5:  ACQUISITION

     On August 28, 1996, the Company acquired Trend Circuits, Inc. ("Trend"), a circuit board manufacturing company. The acquisition was accomplished by a merger of Trend with and into Praegitzer. The purchase price included $5.0 million of cash and 1.0 million shares of Praegitzer's common stock valued at $10.65 per share. The acquisition was accounted for under the purchase method of accounting and, accordingly, the operating results of Trend from the date of purchase are included in the Company's financial statements. The estimated fair market value of assets and liabilities acquired was approximately $9.6 million and $9.7 million, respectively. The Company incurred a one-time, non-recurring charge of $8.0 million related to a portion of the purchase price allocated to in-process technology which was expensed at the closing of the transaction. The remaining excess of the aggregate purchase price over the fair market value of net assets acquired of $9.0 million was recognized as goodwill and is being amortized over eight years.

     The following pro forma results of operations assume the acquisition occurred on July 1, 1995:

                                                  (In thousands,
                                               except per share data)
                                                             THREE MONTHS
                                             YEAR ENDED             ENDED
                                                JUNE 30,     SEPTEMBER 30,
                                                   1996              1996
                                          -------------      ------------
      Revenue                                 $109,481           $33,836
      Net income (loss)                          7,123            (2,509)
      Net income (loss) per share                  .70              (.22)

     The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the Trend acquisition been consummated as of July 1, 1995, nor is it necessarily indicative of future operating results.

NOTE 6:  IMPAIRMENT OF GOODWILL

     In the quarter ended September 30, 1996, the Company recorded an impairment of $3.65 million of certain goodwill associated with the Circuit Technology, Inc. ("CTI") acquisition.

     The Company periodically reviews the recoverability of goodwill. Praegitzer's management has made the assessment that $3.65 million of the goodwill associated with the purchase of CTI should be written off. This assessment was due to the inability of the CTI operation (now Redmond Division), which was purchased to serve as the quick-turn operation of the Company, to move its product mix from 75% production 25% quick-turn. Further, it is anticipated that turning Redmond's operation into a quick-turnaround operation will be very costly in both time and cash-flow. Recognizing the problem, Company management acquired Trend Circuits, Inc. (now Fremont Division), an operation that is 80% to 90% quick turn-around. The Company plans on utilizing Trend for the bulk of its quick-turnaround requirements. This resulted in impairment of goodwill related to the CTI acquisition.

     In determining the amount of the impairment charge, the Company developed its best estimate of operating cash flows over the remaining business life cycle. Future cash flows, excluding interest charges, were discounted using an estimated 8% incremental borrowing rate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview
--------

     The Company designs and manufactures complex, rigid multilayer printed circuit boards. The Company's design division provides schematic capture and design services. The Redmond facility specializes in quick-turnaround prototypes and low volume production, the White City facility specializes in medium volume production and the Dallas facility specializes in medium to high volume production.

     In August 1996 the Company acquired Trend Circuits, Inc., a printed circuit board manufacturer with production facilities in Fremont, California ("Trend"). The acquisition was accomplished by a merger of Trend with and into the Company, and was accounted for under the purchase accounting method. Trend is now the Fremont Division of Praegitzer Industries and specializes in quick-turnaround prototypes and low volume production. (See Note 5)

     From time to time the Company may issue forward-looking statements that involve a number of risks and uncertainties. The following are among the factors that could cause actual results to differ materially from the forward-looking statements: business conditions and growth in the electronics industry and general economies, both domestic and international; lower than expected customer orders; competitive factors, including increased competition, new product offerings by competitors and price pressures; the availability of parts and supplies at reasonable prices; changes in product mix; receipt of a significant portion of customer orders and product shipments in the last month of each quarter; technological difficulties and resource constraints encountered in developing new products; and product shipment interruptions due to manufacturing difficulties. The forward-looking statements contained in this document regarding industry trends, litigation, liquidity and future business activities should be considered in light of these factors.

Results of Operations
---------------------

Three Months Ended September 30, 1996 Compared to
Three Months Ended September 30, 1995
-------------------------------------------------

     Revenue for the three months ended September 30, 1996 increased 64% to $29.4 million, from $18.0 million in the three months ended September 30, 1995. The increase resulted primarily from the acquisition of Circuit Technology, Inc. ("CTI") and Trend Circuits, Inc. ("Trend"). The balance of the increase was due to increased sales to telecommunications OEMs.

     Gross profit for the three months ended September 30, 1996 was $5.1 million or 17.3% of revenue, compared to $4.0 million or 22.0% of revenue for the three months ended September 30, 1996. The decrease in gross margin was primarily due to the increased demand for higher layer count circuit boards which negatively impacted the Company's capacity utilization, and higher technology circuit boards, which negatively impacted yields. The rapid increase in the ratio of innerlayers to outerlayers created an imbalance in production. As a consequence, the Company was required to outsource some of its component production and decline some premium higher layer count and quick-turn business. The Company believes this is a short term situation and is realigning some of its facilities through the purchase of additional equipment and process changes. These realignments should be completed during the second quarter of fiscal 1997 and should enable the Company to meet the challenges of producing the product mix of circuit boards that its customers are requiring.

     Selling, general and administrative expense for the three months ended September 30, 1996 was $3.3 million or 11.1% of revenue, compared to $1.4 million or 7.9% of revenue for the three months ended September 30, 1995. The increase primarily resulted from increased personnel and fixed costs required to support higher levels of sales and the amortization of goodwill and other integration costs related to the acquisitions of CTI and Trend.

     During the three months ended September 30, 1996, the Company took a one time write off of $11.65 million of certain goodwill associated with the CTI acquisition and purchased research and development costs related to the recent Trend acquisition. (See Notes 5 and 6)


Liquidity and Capital Resources
-------------------------------

     As of September 30, 1996, the Company had cash of $482,000, compared to $39,000 as of June 30, 1996, and working capital of $12.0 million at September 30, 1996, compared to $10.7 million at June 30, 1996. Principal sources of liquidity in the first three months of fiscal 1997 were net financing of $19.5 million under the Company's various credit facilities. Principal uses of liquidity during the three months ended September 30, 1996 were property, plant and equipment expenditures of $6.8 million related to expansions and capacity improvements of the Company's manufacturing operations and the acquisition of Trend Circuits, Inc. in August 1996.

     The Company increased its operating line of credit with Key Bank from $10.0 million to $15.0 million in the first quarter of fiscal 1997. At September 30, 1996 borrowings of $10.8 million were outstanding and $3.6 million was available for borrowings based on eligible accounts receivable and inventory. During the period, the Company also borrowed $5.0 million from Heller Financial, secured by real property and miscellaneous equipment at the Company's White City, Oregon facility and $4.6 million from Finova Capital, secured by miscellaneous equipment.

     Although the Company has no commitments in material amounts, it expects total capital expenditures for the fiscal year to range from 8% - 12% of revenues for facilities expansion and equipment.

     The Company believes that currently available cash, funds generated from operations, its credit facility with Key Bank and equipment financings will be sufficient to fund its operations for the remainder of the fiscal year. The Company may require additional financing for growth opportunities, expansion and capacity enhancements to its various sites, or strategic acquisitions.

                        PART II - OTHER INFORMATION


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (A)  EXHIBITS

              10.1 Borrowing Agreement between the Registrant and Key Bank dated August 18, 1996

              10.2 Borrowing Agreement between the Registrant and Heller Financial dated August 22, 1996

              10.3 Borrowing Agreement between the Registrant and Finova Capital dated July 19, 1996

              27     Financial Data Schedule

         (B)  REPORTS ON FORM 8-K

              During the three-month period ending September 30, 1996, the following report was filed on Form 8-K under Item 2. Acquisition or Disposition of Assets:

              1. The report dated August 28, 1996 and filed September 11, 1996 for the acquisition of Trend Circuits, Inc.

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PRAEGITZER INDUSTRIES, INC



Date:  November 14, 1996                    ROBERT L. PRAEGITZER
                                            --------------------------------
                                           (Robert L. Praegitzer, President)
                                           (Duly Authorized Officer)


                                            MATTHEW J. BERGERON
                                            --------------------------------
                                           (Matthew J. Bergeron)
                                           (Principal Financial Officer)

                               EXHIBIT INDEX
                                                               Sequential
Exhibit No.                     Description                     Page No.
-----------                     -----------                     --------

   10.1 Borrowing Agreement between the Registrant and Key Bank dated August 18, 1996

   10.2 Borrowing Agreement between the Registrant and Heller Financial dated August 22, 1996

   10.3 Borrowing Agreement between the Registrant and Finova Capital dated July 19, 1996

    27     Financial Data Schedule