Form 10-Q
period 1996-12-31
PRAEGITZER INDUSTRIES INC
filed 1997-02-13
CIK 1007519

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

OR

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 Yes {x} No { }

      Number of shares of Common Stock outstanding as of February 4, 1997:
                                   12,074,875

                           PRAEGITZER INDUSTRIES, INC.

                                Table of Contents

                                                                        Page No.
                                                                        --------

Part I   Financial Information

         Condensed Balance Sheet-
         December 31, 1996 and June 30, 1996................................3

         Condensed Statement of Operations-
         Three months and six months ended
         December 31, 1996 and 1995.........................................4

         Condensed Statement of Cash Flows-
         Six months ended December 31, 1996 and 1995........................5

         Notes to Condensed Financial Statements............................6

         Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................9

Part II  Other Information

         Legal Proceedings ................................................12

         Submission of Matters to a Vote of Security Holders...............12

         Exhibits and Reports on Form 8-K .................................12


Signatures.................................................................14

                          PART 1 - FINANCIAL INFORMATION

Item 1.   Financial Statements

                            PRAEGITZER INDUSTRIES, INC.

                              CONDENSED BALANCE SHEET

                                    (Unaudited)
                                  (In Thousands)

                                      ASSETS

                                                   December 31,       June 30,
                                                      1996             1996
                                                 --------------    ------------
CURRENT ASSETS

 Cash                                              $    425        $     39
 Accounts receivable, net                            18,202          13,074
 Inventories                                          7,856           6,211
 Prepaid expenses                                     1,650             600

                                                   --------        ---------
          Total current assets                       28,133          19,924

Property, plant and equipment                        57,264          46,917
 Less: Accumulated depreciation and amortization    (22,291)        (22,121)
                                                   --------        --------
                                                     34,973          24,796

Other assets                                         12,779           8,116
                                                   =========       ========

                                                   $ 75,885        $ 52,836
                                                   =========       ========

                                    LIABILITIES

CURRENT LIABILITIES
  Bank overdraft                                   $  2,684        $    531
  Accounts payable                                    6,043           5,158
  Accrued payroll and related expenses                2,629           1,623
  Other current liabilities                             373             998
  Current portion of long-term obligations            2,217             871
                                                   --------        --------
          Total current liabilities                  13,946           9,181

Long-term obligations                                23,914           7,695

Deferred tax liability                                1,712             896


Other liabilities                                       511             423

Common stock                                         40,582          29,932
Retained earnings (accumulated deficit)              (4,780)          4,709
                                                   --------        --------
          Total shareholders' equity                 35,802          34,641
                                                   ========        ========

                                                   $ 75,885        $  52,836
                                                   ========        =========

The accompanying notes are an integral part of these condensed financial statements.




                        PRAEGITZER INDUSTRIES, INC.

                     CONDENSED STATEMENT OF OPERATIONS

                                (Unaudited)
                   (In Thousands, Except Per Share Data)

                                                Three Months Ended       Six Months Ended
                                                   December 31,            December 31,
                                             ------------------------------------------------
                                               1996        1995          1996        1995
                                             ----------  ---------     ----------  ----------

Revenue                                     $   34,791  $  22,618     $   64,240   $  40,570

Cost of sales                                   27,826     17,652         52,189      31,650
                                            ----------  ---------     ----------   ---------
          Gross profit                           6,965      4,966         12,051       8,920

Selling, general and
  administrative expenses                        4,347      2,039          7,341       3,454

Impairment and in-process technology
  expense                                                                 11,650

Amortization of goodwill                           446         88            736          88
                                            ----------  ---------     ----------   ---------

          Income (loss) from operations          2,172      2,839         (7,676)      5,378

Interest expense                                   647        518            989         943

Other income (expense)                             375        124            476         113
                                            ----------  ---------     ----------   ---------
          Income (loss) before income
          taxes                                  1,900      2,445         (8,189)      4,548

Income taxes (1995 Pro forma)                      715        965          1,300       1,806
                                            ----------  ---------     ----------   ---------

Net income (loss) (1995 Pro forma)               1,185      1,480         (9,489)      2,742
                                            ==========  =========     ==========   =========

Weighted average shares outstanding         12,158,894  9,173,717     11,866,966   8,998,717
                                            ==========  =========     ==========   =========

     Net income (loss) per share (1995
     Pro forma)                             $     0.10  $    0.16     $    (0.80) $     0.30
                                            ==========  =========     ==========  ==========


The accompanying notes are an integral part of these condensed financial statements.

                                     4


                            PRAEGITZER INDUSTRIES, INC

                         CONDENSED STATEMENT OF CASH FLOWS

                                    (Unaudited)
                                  (In Thousands)

                                                          Six Months
                                                      Ended December 31,
                                                    ------------------------
                                                       1996         1995
                                                    -----------   ----------
Cash Flows from Operating Activities:
    Net cash used in operating activities           $    (426)    $    (38)

Cash Flows from Investing Activities:
     Capital expenditures                             (12,665)      (2,450)
     Proceeds from sale of property, plant
     and equipment                                      7,514          109
     Business acquisitions                             (5,150)      (2,000)
     Other                                                101         (351)
                                                    ---------     --------
     Net cash used in investing activities
                                                      (10,200)      (4,692)
                                                    ---------     --------

Cash Flows from Financing Activities:
     Increase in short-term borrowings                  9,603        1,244
     Borrowings of long-term debt                      11,814        3,173
     Payments on long-term debt and
     capital leases                                   (12,097)      (1,333)
     Increase in bank overdrafts                        1,692        1,675
                                                    ---------     --------
     Cash provided by financing activities             11,012        4,759
                                                    ---------     --------


Increase in Cash                                          386           29
Cash at Beginning of Period                                39           23
                                                    =========     ========
Cash at End of Period                               $     425     $     52
                                                    =========     ========

Supplemental disclosure of cash flow information:
   Cash paid during the respective periods for:

      Interest                                      $   1,060     $   669

      Income Taxes                                  $   2,163    $      -

The accompanying notes are an integral part of these condensed financial statements.

                        PRAEGITZER INDUSTRIES, INC.

                  NOTES TO CONDENSED FINANCIAL STATEMENTS




Note 1:   Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed financial statements of Praegitzer Industries, Inc. (the "Company") contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 1996, and the results of operations for the three months ended December 31, 1996 and 1995 and the results of operations and cash flows for the six months ended December 31, 1996 and 1995. The results of operations for the three and six months ended December 31, 1996 are not necessarily indicative of the results expected for the entire fiscal year ending June 30, 1997.

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

     This report on Form 10-Q for the quarter ended December 31, 1996, should be read in conjunction with the Company's Annual Report to Shareholders and Form 10-K for the fiscal year ended June 30, 1996. Portions of the accompanying financial statements are derived from the audited year-end financial statements of the Company dated June 30, 1996.

Note 2:   Inventories

     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and consist of the following:(In thousands)

[GRAPHIC OMITTED]


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

     The provision for income taxes included in the statement of income for the three and six months ended December 31, 1995 is shown pro forma to reflect the expected federal and state income tax expense as if the Company had been subject to income tax as a C corporation for the period presented, at the prevailing tax rate.


Note 4:   Notes Payable

     In August 1996 the Company increased its line of credit with Key Bank from $10.0 million to $15.0 million. At December 31, 1996 borrowings of $10.6 million were outstanding and $4.1 million was available for borrowings based on eligible accounts receivable and inventory. Amounts outstanding under the line of credit bear interest at an annual rate equal to the prime rate (8.25% at December 31, 1996). The line of credit agreement expires in September 1998.

     In connection with the acquisition of Trend Circuits, Inc., the Company borrowed $5.0 million in August 1996 from Heller Financial secured by real property and miscellaneous equipment at the Company's White City, Oregon facility. The loan calls for monthly payments of $55,555 for a period of 90 months plus accrued interest equal to the One Month LIBOR Rate plus 2.55%(9.875% at December 31, 1996).

     An additional amount of $4.6 million was borrowed from Finova Capital, secured by miscellaneous equipment. The principal amount is amortized over a 36 month repayment period plus accrued interest equal to 9.93%.

     To reduce the risk of fluctuations in interest rates, the Company entered into an interest rate swap agreement with Key Bank in December 1996. The swap has a notional amount of $5 million and effectively changes the Company's interest rate exposure on the Key Bank lease line from a variable rate to a 6.10% fixed rate. This agreement matures in 2003.

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

[GRAPHIC OMITTED]

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

     The Company periodically reviews the recoverability of goodwill. Praegitzer's management has made the assessment that $3.65 million of the goodwill associated with the purchase of CTI should be written off. This assessment was due to the inability of the CTI operation (now Redmond Division), which was purchased to serve as the quick-turn operation of the Company, to move its product mix from 75% production and 25% quick-turn. Further, it is anticipated that turning Redmond's operation into a quick-turnaround operation will be very costly in both time and cash-flow. Recognizing the problem, Company management acquired Trend Circuits, Inc. (now Fremont Division), an operation that is 80% to 90% quick turnaround. The Company plans on utilizing Trend for the bulk of its quick-turnaround requirements.This resulted in impairment of the goodwill related to the CTI acquisition.

     In determining the amount of the impairment charge, the Company developed its best estimate of operating cash flows over the remaining business life cycle. Future cash flows, excluding interest charges, were discounted using an estimated 8% incremental borrowing rate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company designs and manufactures complex, rigid multilayer printed circuit boards. The Company's design division provides schematic capture and design services. The Fremont and Redmond facilities specialize in quick-turnaround prototypes and low volume production, the White City facility specializes in medium volume production and the Dallas facility specializes in medium to high volume production.

     This discussion and analysis is designed to be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company's Form 10-K for the fiscal year ended June 30, 1996.

Results of Operations

Three Months Ended December 31, 1996 Compared to Three Months Ended December 31, 1995

     Revenue for the three months ended December 31, 1996 increased 53.8% to $34.8 million from $22.6 million for the three months ended December 31, 1995. The increase resulted primarily from increased sales due to the acquisition of Circuit Technology, Inc. ("CTI") and Trend Circuits, Inc. ("Trend"). The balance of the increased revenue was due to improved sales resulting from the efforts of the Company's expanded sales force.

     Gross profit for the three months ended December 31, 1996 was $7.0 million or 20.0% of revenue, compared to $5.0 million or 22.0% of revenue for the three months ended December 31, 1995. The decrease in gross margin was primarily due to an increase in fixed costs associated with the plant expansions at the Company's Dallas and White City facilities to increase capacity.

     Selling, general and administrative expense for the three months ended December 31, 1996 was $4.3 million or 12.5% of revenue, compared to $2.0 million or 9.0% of revenue for the three months ended December 31, 1995. The increase primarily resulted from increased personnel and fixed costs required to support higher levels of sales and other integration costs related to the acquisitions of CTI and Trend, including the strategic restructuring of the sales organization to more effectively support the Company's growing customer base. Goodwill amortization was $446,000, compared to $88,000 for the three months ended December 31, 1996 and 1995 respectively, due to the CTI and Trend acquisitions. The goodwill amortization for the three months ended December 31, 1995 included only the CTI acquisition on November 15, 1995.

Six Months Ended December 31, 1996 Compared to Six Months Ended
December 31, 1995

     Revenue for the six months ended December 31, 1996 increased 58.3% to $64.2 million from $40.6 million for the six months ended December 31, 1995. The increase resulted primarily from increased sales due to the acquisition of CTI and Trend. The balance of the increased revenue was due to improved sales resulting from the efforts of the Company's expanded sales force.

     Gross profit for the six months ended December 31, 1996 was $12.1 million or 18.8% of revenue, compared to $8.9 million or 22.0% of revenue for the six months ended December 31, 1995. The decrease in gross margin as a percent of revenue was primarily due to capacity constraints in the first quarter of fiscal year 1997 from the increased demand for higher layer count circuit boards and higher technology circuit boards which negatively impacted yields. As a consequence, the Company was required to outsource some of its component production and decline some premium higher layer and quick turn business. During the second quarter of fiscal year 1997, the Company realigned some of its facilities through the purchase of additional equipment and process changes and was able to recapture almost all of the orders from customers that had previously been outsourced or declined. Other factors include the increase in fixed costs relating to additional plant expansions at the Dallas and White City facilities to increase capacity.

     Selling, general and administrative expense for the six months ended December 31, 1996 was $7.3 million or 11.4% of revenue, compared to $3.5 million or 8.5% of revenue for the six months ended December 31, 1995. The increase was primarily the result of increased personnel and fixed costs required to support higher levels of sales and other integration costs related to the acquisitions of CTI and Trend, including the strategic restructuring of the sales organization to more effectively support the Company's growing customer base. Goodwill amortization was $736,000, compared to $88,000 for the six months ended December 31, 1996 and 1995 respectively, due to the acquisition of CTI and Trend. The goodwill amortization for the six months ended December 31, 1995 included only the CTI acquisition on November 15, 1995.

     During the first quarter of fiscal year 1997, the Company took a one time write off of $11.65 million of certain goodwill associated with the CTI acquisition and purchased research and development costs related to the acquisition of Trend. See Notes 5 and 6 to Condensed Financial Statements.

Liquidity and Capital Resources

     As of December 31, 1996, the Company had cash of $425,000, compared to $39,000 as of June 30, 1996, and working capital of $14.2 million at December 31, 1996, compared to $10.7 million at June 30, 1996. Principal sources of liquidity in the first six months of fiscal 1997 were net financing of $11.0 million under the Company's various credit facilities. Principal uses of liquidity during the six months ended December 31, 1996 were property, plant and equipment expenditures of $12.7 million related to expansions and capacity improvements of the Company's manufacturing operations offset by proceeds of $7.5 million from the sale of property, plant and equipment, and $5.0 million for the acquisition of Trend in August 1996.

     The Company increased its operating line of credit with Key Bank from $10.0 million to $15.0 million in the first quarter of fiscal 1997. At December 31, 1996 borrowings of $10.6 million were outstanding and $4.1 million was available for borrowings based on eligible accounts receivable and inventory. During the six months ended December 31, 1996, the Company also borrowed $5.0 million from Heller Financial, secured by real property and miscellaneous equipment at the Company's White City, Oregon facility and $4.6 million from Finova Capital, secured by miscellaneous equipment.

     Although the Company has no commitments in material amounts, it expects total capital expenditures for the fiscal year to range from 8% to 12% of revenue for facilities expansion and equipment.

     The Company believes that currently available cash, funds generated from operations, its credit facility with Key Bank and equipment financings will be sufficient to fund its operations for the remainder of the fiscal year. The Company may require additional financing for growth opportunities, expansion and capacity enhancements to its various sites, or strategic acquisitions.

                        PART II - OTHER INFORMATION

Item 1:   Legal Proceedings

     On April 6, 1993, Karl J. Tadsen, a former employee, filed a complaint in the Circuit Court of the State of Oregon for the County of Jackson against the Company for employment discrimination and wrongful discharge that resulted in a verdict against the Company in the amount of approximately $423,450. The Company appealed the verdict to the Oregon Court of Appeals and its appeal was denied. The Company appealed the verdict to the Oregon Supreme Court, which accepted the case for review. In December 1996, the Company received notification from the Oregon Supreme Court that the judgment of the circuit court and the decision of the Court of Appeals were upheld. The entire verdict amount was expensed in fiscal year 1994.


Item 4:   Submission of Matters to a Vote of Security Holders

     On November 1, 1996, at the Annual Meeting of Shareholders, the holders of the Company's outstanding Common Stock took the actions described below. At November 1, 1996, there were 12,064,875 shares of Common Stock issued and outstanding.

     The shareholders elected each of Robert L. Praegitzer, Matthew J. Bergeron, Robert G. Baldridge, Charles N. Hall, Daniel J. Barnett, T.L. Stebbins, William L. Healey, and Sally Praegitzer to the Company's Board of Directors, by the votes indicated below, to serve for the ensuing year.

                           11,386,990        shares in favor
                                    0        shares against or withheld
                                2,700        abstentions
                                    0        broker nonvotes

     The shareholders approved, by the vote indicated below, the Company's 1996 Employee Stock Purchase Plan.

                           11,227,938         shares in favor
                              122,200         shares against or withheld
                               39,552         abstentions
                                    0         broker nonvotes

Item 6:  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          10.1 Swap Agreement between the Registrant and Key Bank dated December 10, 1996

          27   - Financial Data Schedule

     (b)  Reports on Form 8-K

          During the three month period ending December 31, 1996, there were no reports on Form 8-K filed.

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PRAEGITZER INDUSTRIES, INC


                                        ROBERT L. PRAEGITZER
Date:  February 12, 1997                ---------------------------------------
                                        (Robert L. Praegitzer, President)
                                        (Duly Authorized Officer)


                                        MATTHEW J. BERGERON
                                        --------------------------------------
                                        (Matthew J. Bergeron)
                                        (Principal Financial Officer)

                               EXHIBIT INDEX

Ex. No.        Description

10.1           Swap Agreement between the Registrant and Key Bank dated
               December 10, 1996

27             Financial Data Schedule