Form 10-Q
period 1997-03-31
PRAEGITZER INDUSTRIES INC
filed 1997-05-15
CIK 1007519

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


{x} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

                         1270 S.E. Monmouth Cut-Off Road
                            Dallas, Oregon 97338-9532
                           (503) 623-9273 (telephone)
                            (503) 623-3403 (telecopy)
               (Address, including zip code, and telephone number,
              including area code, of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

                                 Yes {x} No { }

   Number of shares of Common Stock outstanding as of May 7, 1997: 12,422,518

                           PRAEGITZER INDUSTRIES, INC.


                                Table of Contents


                                                                        Page No.
                                                                        --------
Part I   Financial Information

         Condensed Balance Sheet-
         March 31, 1997 and June 30, 1996 ..................................3

         Condensed Statement of Operations-
         Three months and nine months ended
         March 31, 1997 and 1996 ...........................................4

         Condensed Statement of Cash Flows-
         Nine months ended March 31, 1997 and 1996 .........................5

         Notes to Condensed Financial Statements ...........................6

         Management's Discussion and Analysis of Financial Condition
         and Results of Operations .........................................9

Part II  Other Information

         Item 1            Legal Proceedings ...............................13

         Item 2            Changes in Securities............................13

         Item 6            Exhibits and Reports on Form 8-K ................13

Signatures        ..........................................................15

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           PRAEGITZER INDUSTRIES, INC.
                             CONDENSED BALANCE SHEET

                                   (Unaudited)
                                 (In Thousands)

                                     ASSETS


CURRENT ASSETS                                                      March 31,            June 30,
                                                                      1997                 1996
Cash                                                              $        667          $        39
Accounts receivable, net                                                24,928               13,074
Inventories                                                              8,823                6,211
Prepaid expenses                                                         1,904                  600
                                                                  ------------          -----------
         Total current assets                                           36,322               19,924

Property, plant and equipment                                           60,704               46,917
Less: Accumulated depreciation and amortization                        (24,288)             (22,121)
                                                                  ------------          -----------
                                                                        36,416               24,796
Other assets                                                            13,222                8,116
                                                                  ------------          -----------
                                                                  $     85,960          $    52,836
                                                                  ============          ===========
                                   LIABILITIES
CURRENT LIABILITIES
Bank Overdraft                                                    $      2,676          $       531
Accounts payable                                                        11,167                5,158
Accrued payroll and related expenses                                     3,260                1,623
Other current liabilities                                                  495                  998
Current portion of long-term obligations                                 2,397                  871
                                                                  ------------          -----------
         Total current liabilities                                      19,995                9,181

Long-term obligations                                                   27,533                7,695
Deferred tax liability                                                   2,561                  896
Other liabilities                                                           80                  423
Common stock                                                            41,119               29,932
Retained earnings (accumulated deficit)                                 (5,328)               4,709
                                                                  ------------          -----------
         Total shareholders' equity                                     35,791               34,641
                                                                  ------------          -----------
                                                                  $     85,960          $    52,836
                                                                  ============          ===========

         The accompanying notes are an integral part of these condensed financial statements.

                           PRAEGITZER INDUSTRIES, INC.

                        CONDENSED STATEMENT OF OPERATIONS

                                   (Unaudited)
                      (In Thousands, Except Per Share Data)


                                                       Three Months Ended                          Nine Months Ended
                                                             March 31,                                 March 31,
                                                 --------------------------------            -----------------------------
                                                           1997              1996                   1997              1996
                                                 --------------    --------------            -----------     -------------
Revenue                                          $       38,303    $       25,778            $   102,542     $      66,348
Cost of sales                                            33,095            19,801                 85,285            51,451
                                                 --------------    --------------            -----------     -------------
         Gross profit                                     5,208             5,977                 17,257            14,897
Selling, general and administrative expenses              4,777             1,997                 12,118             5,451
Impairment and in-process technology expense                                                      11,650
Amortization of goodwill                                    481               263                  1,216               350
                                                 --------------     -------------            -----------     -------------
         Income (loss) from operations                      (50)            3,717                 (7,727)            9,096
Interest expense                                            606               523                  1,596             1,467
Other income (expense)                                     (145)               20                    331               133
                                                 --------------   ---------------            -----------     -------------
         Income (loss) from continuing
         operations                                        (801)            3,214                 (8,992)            7,762
Discontinued Operations:
         Loss from lawsuit                                    -              (612)                     -              (612)
                                                 --------------   ---------------            -----------     -------------
         Income (loss) before income taxes                 (801)            2,602                 (8,992)            7,150
Income taxes (1996 Pro forma)                              (255)              950                  1,045             2,755
                                                  -------------    --------------            -----------     -------------
Net income (loss) (1996 Pro forma)                         (546)            1,652                (10,037)            4,395
                                                  =============    ==============            ===========     =============
Weighted average shares outstanding                  12,408,389         9,333,612             11,850,425         8,983,612
                                                  =============    ==============            ===========     =============
         Net income (loss) per share
         (1996 Pro forma)                         $       (0.04)   $         0.18            $     (0.85)    $        0.49
                                                  =============    ==============            ===========     =============

                           PRAEGITZER INDUSTRIES, INC.

                        CONDENSED STATEMENT OF CASH FLOWS

                                   (Unaudited)
                                 (In Thousands)


                                                                                                 Nine Months
                                                                                                 Ended March 31,
                                                                                         -----------------------------
                                                                                            1997              1996
                                                                                         -----------      ------------
Cash Flows from Operating Activities:
     Net cash provided by operating activities                                           $       439      $      2,612
Cash Flows from Investing Activities:
     Capital expenditures                                                                    (17,335)           (4,904)
     Proceeds from sale of property, plant and equipment                                       9,031                 -
     Business acquisitions                                                                   (6,356)            (2,000)
     Other                                                                                       100               259
                                                                                         -----------      ------------
     Net cash used in investing activities                                                   (14,560)           (6,645)
                                                                                         -----------      ------------

Cash Flows from Financing Activities:
     Increase in short-term borrowings                                                        13,602             1,850
     Borrowings of long-term debt                                                             11,814             6,864
     Payments on long-term debt and capital leases                                           (12,583)           (4,475)
     Increase in bank overdraft                                                                1,685                 -
     Other                                                                                       231              (170)
                                                                                         -----------      ------------
     Cash provided by financing activities                                                    14,749             4,069
                                                                                         -----------      ------------

Increase in Cash                                                                                 628                36
Cash at Beginning of Period                                                                       39                23
                                                                                         -----------      ------------
Cash at End of Period                                                                    $       667      $         59
                                                                                         ===========      ============
Supplemental disclosure of cash flow information: Cash paid during the respective periods for:
     Interest                                                                            $     1,253      $      1,467
     Income Taxes                                                                        $     2,189      $          -

    The accompanying notes are an integral part of these condensed financial statements.

                           PRAEGITZER INDUSTRIES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 1:  Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed financial statements of Praegitzer Industries, Inc. (the "Company") contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1997, and the results of operations for the three months ended March 31, 1997 and 1996 and the results of operations and cash flows for the nine months ended March 31, 1997 and 1996. The results of operations for the three and nine months ended March 31, 1997 are not necessarily indicative of the results expected for the entire fiscal year ending June 30, 1997.

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

     This report on Form 10-Q for the quarter ended March 31, 1997, should be read in conjunction with the Company's Annual Report to Shareholders and Form 10-K for the fiscal year ended June 30, 1996. Portions of the accompanying financial statements are derived from the audited year-end financial statements of the Company dated June 30, 1996.

Note 2:  Inventories

     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and consist of the following: (In thousands)

                                        March 31,                June 30,
                                            1997                    1996
                                   -------------            ------------
Raw Materials and supplies         $       2,791            $      1,824
Work-in-progress                   $       6,032                   4,387
                                   -------------            ------------
         Total inventory           $       8,823            $      6,211
                                   =============            ============

Note 3:  Income Taxes

     Prior to April 4, 1996, the Company was treated for federal income tax purposes as an S corporation under Subchapter S of the Internal Revenue Code of 1986, as amended, and was treated as an S corporation for state income tax purposes under comparable state tax laws. As a result, the Company's earnings through the day preceding the termination of the Company's S corporation status (the "Termination Date") were, for federal and state income tax purposes, taxed directly to the Company's shareholders, at their individual federal and state income tax rates, rather than to the Company. After the Termination Date, the Company is no longer treated as an S corporation and, accordingly, is subject to federal and state income taxes on its earnings.

     The provision for income taxes included in the Statement of Operations for the three and nine months ended March 31, 1996 is shown pro forma to reflect the expected federal and state income tax expense as if the Company had been subject to income tax as a C corporation for the period presented, at the prevailing tax rate.


Note 4:  Notes Payable

     In August 1996 the Company increased its line of credit with Key Bank from $10.0 million to $15.0 million. At March 31, 1997 borrowings of $14.6 million were outstanding and $400,000 was available for borrowings based on eligible accounts receivable and inventory. Amounts outstanding under the line of credit bear interest at an annual rate equal to the prime rate (8.5% at March 31, 1997). The line of credit agreement expires in September 1998.

     In connection with the acquisition of Trend Circuits, Inc., the Company borrowed $5.0 million in August 1996 from Heller Financial secured by real property and miscellaneous equipment at the Company's White City, Oregon facility. The loan calls for monthly payments of $55,555 for a period of 90 months plus accrued interest equal to the One Month LIBOR Rate plus 2.55% (8.3% at March 31, 1997).

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

     After the end of the quarter the Company temporarily increased its operating line with Key Bank to $17.5 million, which effectively increased the excess borrowing base to $2.9 million on April 1, 1997. As of May 12, 1997, the Company was in compliance with all of its covenants to its lenders.

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

      The following pro forma results of operations assume the acquisition occurred on July 1, 1995:

                                             Nine Months Ended              Year Ended
                                                March 31, 1997           June 30, 1996
                                             -----------------      ------------------
Revenue                                              $ 106,930               $ 109,481
Net income (loss)                                       (1,870)                  7,123
Net income (loss) per share                              (0.16)                   0.70

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

     The Company periodically reviews the recoverability of goodwill. Praegitzer's management made the assessment that $3.65 million of the goodwill associated with the purchase of CTI should be written off. This assessment was due to the inability of the CTI operation (now Redmond Division), which was purchased to serve as the quick-turn operation of the Company, to move its product mix from 75% production and 25% quick-turn. Further, it was expected that turning Redmond's operation into a quick-turnaround operation would be very costly in both time and cash-flow. Recognizing the problem, Company management acquired Trend Circuits, Inc. (now Fremont Division), an operation that is 80% to 90% quick turnaround. The Company plans on utilizing Trend for the bulk of its quick-turnaround requirements. This resulted in impairment of the goodwill related to the CTI acquisition.

     In determining the amount of the impairment charge, the Company developed its best estimate of operating cash flows over the remaining business life cycle. Future cash flows, excluding interest charges, were discounted using an estimated 8% incremental borrowing rate.

Note 7:  Future Accounting Pronouncement

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. SFAS 128 requires all companies whose capital structures include convertible securities and options to make a dual presentation of basic and diluted earnings per share
(EPS) on the face of the income statement and requires additional disclosures regarding the computation of EPS. The new standard becomes effective for the interim statements issued after December 15, 1997. The effect on earnings per share for all periods reported is immaterial.

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

Results of Operations

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

     Revenue for the three months ended March 31, 1997 increased 48% to $38.3 million from $25.8 million for the three months ended March 31, 1996. The increase resulted from several factors including the acquisition of Trend Circuits, Inc. ("Trend"), which added $7.6 million to revenue for the three months ended March 31, 1997. The balance of the increase was due to higher production volumes and shipments resulting from the expanded capacity at the Company's Dallas and White City facilities, the addition of three strategically located design centers during the quarter, and the efforts of the Company's expanded sales force.

     Gross profit for the three months ended March 31, 1997 was $5.2 million or 14% of revenue, compared to $6.0 million or 23% of revenue for the three months ended March 31, 1996. The decrease in gross profit was primarily due to an increase in fixed costs associated with the plant expansions at the Company's Dallas and White City facilities to increase capacity. In addition, the Dallas and White City facilities experienced a temporary increase in the level of scrap resulting from bringing additional capacities on-line during the current quarter.

     Selling, general and administrative expense for the three months ended March 31, 1997 was $4.8 million or 13% of revenue, compared to $2.0 million or 8% of revenue for the three months ended March 31, 1996. The increase is due primarily to increases in administrative personnel and fixed costs required to support the Company's continuing growth, and secondarily to several factors including increased sales costs resulting from the expansion of the Company's sales force in the current year, costs of completing the integration of the Trend acquisition, and the strategic restructuring of the sales organization.

     Goodwill amortization was $481,000 for the three months ended March 31, 1997, compared to $263,000 for the three months ended March 31, 1996. The increase in goodwill amortization resulted primarily from the Trend acquisition in August 1996.


Nine Months Ended March 31, 1997 Compared to Nine Months Ended March 31, 1996

     Revenue for the nine months ended March 31, 1997 increased 55% to $102.5 million from $66.3 million for the nine months ended March 31, 1996. The increase resulted from several factors including the acquisition of Trend, which added $18.5 million to revenue after August 24, 1996, and the acquisition of CTI, acquired on November 15, 1995, which added $8.7 million of revenue in the period from July 1, 1996 to November 15, 1996. Revenue contribution from the design division increased $3.5 million for the nine months ended March 31, 1997 due primarily to the acquisition of five strategically located design centers during the current year. The balance of the increased revenue was due to improved sales resulting from the efforts of the Company's expanded sales force.

     Gross profit for the nine months ended March 31, 1997 was $17.3 million or 17% of revenue, compared to $14.9 million or 22% of revenue for the nine months ended March 31, 1996. The decrease in gross margin as a percent of revenue was primarily due to capacity constraints in the first quarter of fiscal year 1997 which resulted from the increased demand for higher layer count circuit boards and higher technology circuit boards which negatively impacted yields. As a consequence, the Company was required to outsource some of its component production and refuse some premium higher layer and quick-turn business. During the second quarter of fiscal year 1997, the Company realigned some of its facilities through the purchase of additional equipment and process changes and was able to recapture almost all of the orders from customers that had previously been outsourced or refused. In the third quarter of fiscal year 1997, the Company completed expansions of the Dallas and White City facilities to increase capacities. Associated with these expansions, the Company experienced an increase in fixed costs and a temporary increase in the level of scrap, which reduced margins at the Dallas and White City facilities.

     Selling, general and administrative expense for the nine months ended March 31, 1997 was $12.1 million or 12% of revenue, compared to $5.5 million or 8% of revenue for the nine months ended March 31, 1996. The increase was primarily the result of an expansion of the sales force during the first quarter which was required to support higher levels of sales, as well as the costs of strategic restructuring of the sales organization to more effectively support the Company's growing customer base. The Company has also experienced a significant increase in general and administrative personnel and fixed costs needed to provide for the Company's continuing growth. The balance of the increase was a result of integration costs related to the acquisitions of CTI and Trend.

     Goodwill amortization was $1.2 million for the nine months ended March 31, 1997, compared to $350,000 for the nine months ended March 31, 1996. The increase resulted from the inclusion of goodwill amortization from the Trend acquisition in August 1996, and from the CTI acquisition for the full period ended March 31, 1997. The goodwill amortization for the nine months ended March 31, 1996 included goodwill from the CTI acquisition for only half the period, starting on November 15, 1995.

     During the first quarter of fiscal year 1997, the Company took a one-time write-off of $11.65 million of certain goodwill associated with the CTI acquisition and purchased research and development costs related to the acquisition of Trend. (See Notes 5 and 6 to Condensed Financial Statements)

Liquidity and Capital Resources

     As of March 31, 1997, the Company had cash of $667,000, compared to $39,000 as of June 30, 1996, and working capital of $16.3 million at March 31, 1997, compared to $10.7 million at June 30, 1996. Principal sources of liquidity in the first nine months of fiscal 1997 were net financing of $25.4 million under the Company's various credit facilities. Principal uses of liquidity during the nine months ended March 31, 1997 were property, plant and equipment expenditures of $17.3 million related to expansions and capacity improvements of the Company's manufacturing operations, offset by proceeds of $9.0 million from the sale of property, plant and equipment, and $5.0 million for the acquisition of Trend in August 1996.

     The Company increased its operating line of credit with Key Bank from $10.0 million to $15.0 million in the first quarter of fiscal 1997. At March 31, 1997 borrowings of $14.6 million were outstanding and $400,000 was available for borrowings based on eligible accounts receivable and inventory. The Company's line of credit with Key Bank provides that it may not, without Key Bank's consent, borrow more than $20 million unless such borrowings are subordinated to the Key Bank debt. Under the line of credit, the Company must also maintain a tangible net worth of at least $30 million plus 50% of its positive net income, and certain financial ratios, including a ratio of 1.1 to 1 of assets to liabilities, and a ratio of at least 2.0 to 1 of earnings before interest and taxes (before extraordinary gains and losses) to interest expense. The Company is currently in compliance with all covenants to Key Bank.

     During the nine months ended March 31, 1997, the Company also borrowed $5.0 million from Heller Financial, secured by real property and miscellaneous equipment at the Company's White City, Oregon facility and $4.6 million from Finova Capital, secured by miscellaneous equipment.

     Although the Company has no commitments in material amounts, it expects total capital expenditures for the fiscal year to range from 8% to 12% of revenue for facilities expansion and equipment.

     On April 1, 1997 the Company temporarily increased its operating line with Key Bank to $17.5 million. The Company is currently negotiating additional financing with a lender which it expects to complete before the expiration of the Key Bank operating line increase. The Company believes that currently available cash, funds generated from operations, its credit facility with Key Bank, the prospective financing discussed above and equipment financings will be sufficient to fund its operations for the next twelve months. The Company may require additional financing for growth opportunities, expansion and capacity enhancements to its various sites, or strategic acquisitions.

                           PART II - OTHER INFORMATION

Item 1:  Legal Proceedings

     On April 6, 1993, Karl J. Tadsen, a former employee, filed a complaint in the Circuit Court of the State of Oregon for the County of Jackson against the Company for employment discrimination and wrongful discharge that resulted in a verdict against the Company in the amount of approximately $423,450. The Company appealed the verdict to the Oregon Court of Appeals and its appeal was denied. The Company appealed the verdict to the Oregon Supreme Court, which accepted the case for review. In December 1996, the Company received notification from the Oregon Supreme Court that the judgment of the circuit court and the decision of the Court of Appeals were upheld. The entire verdict amount was expensed in fiscal year 1994. In the third quarter of fiscal year 1997 the judgment was paid in full.

     On August 10, 1994, Virtual Vision, Inc., a former customer, filed an adversary proceeding in the U.S. Bankruptcy Court for the Western District of Washington against the Company and another creditor, D. Blech and Company Incorporated ("Blech"), each of which held a security interest in Virtual Vision, Inc.'s accounts receivable, inventory, and equipment, to determine the extent, validity, and priority of each party's security interest. On October 19, 1994, the court entered a default judgment in favor of the Company. Blech appealed the decision to the U.S. District Court for the Western District of Washington, which reversed the bankruptcy court's denial of a motion to vacate the default judgment. The Company has appealed this decision. If the district court's decision is upheld, a trial will be held on the merits, and Blech could have a claim against the Company for up to approximately $500,000, the amount received by the Company as a result of its security interest.

     A claim against the Company by Pacific Communication Sciences, Inc., described in the Company's report on Form 10-K for the year ended June 30, 1996, is also pending.

     On March 21, 1997, the Company filed a complaint, entitled Praegitzer Industries, Inc. v. Mesa West, Inc., in the U.S. District Court for the District of Oregon (Case No. CV97 407 AS) seeking approximately $4.4 million for consequential and incidental damages suffered as the result of defects in an electroplating machine purchased from the defendant. The defendant has denied the allegations and asserted affirmative defenses. Discovery is in the early stages, and there is no assurance the Company will achieve any recovery.


Item 2:  Changes in Securities

     As of Decemebr 31, 1996, the Company issued 10,000 shares of Common Stock in a private placement exempt from registration under Rule 505 of the Securities Act to the shareholders of TravTech, Inc. as consideration for the merger of TravTech, Inc. with and into the Company. As of February 25, 1997, the Company issued 90,000 shares of Common Stock in a private placement exempt from registration under Rule 505 of the Securities Act to the shareholders of Off-Site Solutions, Inc. as consideration for the merger of Off-Site Solutions, Inc. with and into the Company. On March 28, 1997, the Company issued 230,000 shares in a private placement exempt from registration under Rule 505 of the Securities Act to the shareholders of PCB West, Inc. as partial consideration for the merger of PCB West, Inc. with and into the Company.

Item 6:  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         27  -   Financial Data Schedule

    (b)  Reports on Form 8-K

         During the three month period ending March 31, 1997, there were no reports on Form 8-K filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PRAEGITZER INDUSTRIES, INC.


Date: May 15, 1997                     MATTHEW J. BERGERON
                                       -----------------------------------------
                                       (Matthew J. Bergeron)
                                       (Duly Authorized Officer)


                                       WILLIAM J. THALE
                                       -----------------------------------------
                                       (William J. Thale)
                                       (Principal Financial Officer)