Form 10-K/A
period 1996-06-30
PRAEGITZER INDUSTRIES INC
filed 1997-08-12
CIK 1007519

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                            -------------------------

                                   FORM 10-K/A

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
            -----

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

     Number of shares of Common Stock outstanding at September 18, 1996:
12,064,375.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                         PART OF FORM 10-K INTO
          DOCUMENT                                        WHICH INCORPORATED
          --------                                       ----------------------

1996 Annual Report to Shareholders                              Parts II and IV

Proxy Statement for 1996 Annual Meeting of Shareholders         Part III
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                TABLE OF CONTENTS

Item of Form 10-K                                                          Page
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

     The Company is pursuing the international markets with the recent executive appointments of two individuals to pursue business development opportunities in Asia and Canada, and eventually to Europe and South America. The Company has opened an office in Hong Kong and has recently made sales in Singapore and is seeking to identify other international business opportunities.

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

BACKLOG

     The Company's backlog at June 30, 1996 was approximately $16.3 million, compared to a backlog of approximately $15.2 million at June 30, 1995. The Company includes in its backlog all purchase orders scheduled for delivery within the next 12 months, although the majority of the backlog typically is scheduled for delivery within 60 days. There are no orders in the Company's backlog that it does not reasonably expect to have filled by June 30, 1997. For a variety of reasons, including the timing of orders, delivery intervals, customer and product mix and the possibility of customer changes in delivery schedules, backlog as of any particular date may not be a reliable measure of sales for any succeeding period. Cancellation charges generally vary depending upon the time of cancellation and, therefore, a significant portion of the Company's backlog may be subject to cancellation without significant penalty.

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


Name                     Age       Position
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

     Based on a broker search performed by Allen Nelson and Company, Inc., there were approximately 2,200 shareholders of record as of September 20, 1996.

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

                                                         Fiscal Year Ended June 30,
                                     ---------------------------------------------------------------
                                                   (in thousands, except per share data)

                                      1992           1993           1994           1995          1996
STATEMENT OF OPERATIONS DATA:
Revenue. . . . . . . . . . . . . . $33,748        $50,447        $51,757        $58,096        $95,101
Cost of goods sold . . . . . . . .  29,140         40,332         46,244         48,343         72,941
                                   -------        -------        -------        -------        -------
Gross profit . . . . . . . . . . .   4,608         10,115          5,513          9,753         22,160
Selling, general and
  administrative expense . . . . .   4,018          5,116          6,082          6,406          8,896
                                   -------        -------        -------        -------        -------
Income (loss) from operations. . .     590          4,999           (569)         3,347          3,264
Interest expense . . . . . . . . .   1,356          1,444          1,217          1,563          1,799



Other income (expense) . . . . . .  (1,452)            60           (353)            92            302
                                   -------        -------        -------        -------        -------
Income (loss) from continuing
  operations . . . . . . . . . . .  (2,218)         3,615         (2,139)         1,876         11,767
Income (loss) from discontinued
  operations . . . . . . . . . . .  (1,389)          (289)        (3,081)           --            (612)
                                   -------        -------        -------        -------        -------
Net income (loss). . . . . . . . . $(3,607)        $3,326        $(5,220)        $1,876         $9,710
                                   -------        -------        -------        -------        -------
                                   -------        -------        -------        -------        -------
PRO FORMA NET INCOME (LOSS)
  DATA:
Pro forma provision (benefit)
  for income taxes . . . . . . . . $(1,443)        $1,178        $(2,101)          $691         $2,794
                                   -------        -------        -------        -------        -------
Pro forma net income
  (loss) (1) . . . . . . . . . . . $(2,164)        $2,148        $(3,119)        $1,185         $6,916
                                   -------        -------        -------        -------        -------
                                   -------        -------        -------        -------        -------
Pro forma net income from
  continuing operations per
  share (1). . . . . . . . . . . .                                                $0.13          $0.76
                                                                                -------        -------
                                                                                -------        -------
Weighted average shares
  outstanding. . . . . . . . . . .                                                8,824          9,110


                                                                JUNE 30,

                                   -------------------------------------------------------------------
                                                            (IN THOUSANDS)


                                     1992          1993           1994           1995           1996
                                    -------       -------        -------        -------        -------
BALANCE SHEET DATA:

Working capital
(deficiency)                        $(2,092)        $(154)       $(5,999)       $(1,897)       $10,743

Total assets                         32,228        38,977         29,051         30,352         52,836

Notes payable and
current portion of
long-term obligations                 8,075         8,870         9,750           6,097            871

Long-term
obligations, net of
current portion                      10,645        10,603         7,496          10,188          7,695

Redeemable Common Stock                --            --            --              --             --




Shareholders' equity                  8,265        11,472         4,118           5,699         34,641


---------------------

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)1. INDEX TO FINANCIAL STATEMENTS

                                              1996 Annual Report
                                                To Stockholders
                                              -------------------

Independent Auditors' Report by Deloitte & Touche      16
Balance Sheets as of June 30, 1996 and 1995            17
Statements of Income for the years ended
     June 30, 1996, June 30, 1995 and
     June 30, 1994                                     18
Statements of Cash Flows for the years ended
     June 30, 1996, June 30, 1995 and
     June 30, 1994                                     19
Statements of Shareholders' Equity for the
     years ended June 30, 1996, June 30,
     1995 and June 30, 1994                            20
Notes to Financial Statements                          21

     (a)2. FINANCIAL STATEMENT SCHEDULES

     All schedules have been omitted since they are either not required or the information is otherwise included.


     (a)3. EXHIBITS

                         INDEX TO EXHIBITS

EXHIBIT   DESCRIPTION
NUMBER
------

3(i)*     Restated Articles of Incorporation (Incorporated by reference to
          Exhibit 3(i) of the Company's Registration Statement on Form S-1, Registration No. 333-01228)
3(i)(a)* Form of Second Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3(i)(a) of the Company's Registration Statement on Form S-1, Registration No. 333-01228)
3(ii)* Bylaws (Incorporated by reference to Exhibit 3(ii) of the Company's Registration Statement on Form S-1)

4.1*      See Article II of Exhibit 3(i)(a) and Articles II and V of Exhibit
          3(ii)
10.1* 1995 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1, Registration No. 333-01228)
10.2*     Form of Incentive Stock Option Agreement (Incorporated by reference to
          Exhibit 10.2 of the Company's Registration Statement on Form S-1, Registration No. 333-01228)
10.3* Form of Nonstatutory Stock Option Agreement (Incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-1, Registration No. 333-01228)
10.4* Borrowing Agreement between the Registrant and Seattle-First National Bank dated November 17, 1995 (Incorporated by reference to Exhibit
          10.4 of the Company's Registration Statement on Form S-1, Registration No. 333-01228)
10.5* Loan Agreement between the Registrant and the State of Oregon Department of Energy ("DOE") dated April 13, 1988 (Incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-1, Registration No. 333-01228)
10.6* Loan Agreement between the Registrant and DOE dated December 3, 1991 (Incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-1, Registration No. 333-01228)
10.7* Promissory Note from the Registrant to Heller Financial, Inc. ("Heller") dated October 27, 1995 (Incorporated by reference to
          Exhibit 10.8 of the Company's Registration Statement of Form S-1, Registration No. 333-01228)
10.8* Promissory Note from the Registrant to Heller dated November 30, 1995 (Incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1, Registration No. 333-01228)
10.9* Lease Agreement between CTI and Seapointe Development, Inc. dated April 1989 and amendments thereto (Incorporated by reference to
          Exhibit 10.13 of the Company's Registration Statement on Form S-1, Registration No. 333-01228)
10.10* Lease between CTI and Redmond Quadrant Associates, LP dated June 15, 1995 (Incorporated by reference to Exhibit 10.14 of the Company's Registration Statement on Form S-1, Registration No. 333-01228)
10.11*** Borrowing Agreement between the Registrant and Key Bank dated April 12, 1996
10.12* Lease between PDI and Amberjack, Ltd. dated July 13, 1994 and amendment thereto (Incorporated by reference to Exhibit 10.15 of the Company's Registration Statement on Form S-1, Registration No. 333-01228)
10.13* Form of Property Transfer Agreement between the Registrant and Robert Praegitzer dated December 19, 1995 (Incorporated by reference to
          Exhibit 10.16 of the Company's Registration Statement on Form S-1, Registration No. 333-01228)
10.14*    Form of Tax Indemnification Agreement (Incorporated by reference to
          Exhibit 10.17 of the Company's Registration Statement on Form S-1, Registration No. 333-01228)
10.15* Merger Agreement between the Registrant and CTI dated November 17, 1995 (Incorporated by reference to Exhibit 10.18 of the Company's Registration Statement on Form S-1, Registration No. 333-01228)
10.16* Merger Agreement between the Registrant and PDI dated November 14, 1995 (Incorporated by reference to Exhibit 10.19 of the Company's Registration Statement on Form S-1, Registration No. 333-01228)
10.17** Merger Agreement between the Registrant and Trend dated August 16, 1996 (Incorporated by reference to Exhibit 2.1 of the Company's Form 8-K dated August 28, 1996)
10.18* Employment Agreement between the Registrant and Robert L. Praegitzer dated November 17, 1995 (Incorporated by reference to Exhibit 10.20 of the Company's Registration Statement on Form S-1, Registration No. 333-01228)

10.19* Employment Agreement between the Registrant and Robert G. Baldridge dated November 17, 1995 (Incorporated by reference to Exhibit 10.21 of the Company's Registration Statement on Form S-1, Registration No. 333-01228)
10.20* Employment Agreement between the Registrant and Charles N. Hall dated November 17, 1995 (Incorporated by reference to Exhibit 10.22 of the Company's Registration Statement on Form S-1, Registration No. 333-01228)
10.21*** Employment Agreement between the Registrant and Daniel J. Barnett dated August 26, 1996
13        Annual Report to Shareholders
16.1* Letter on Changes in Certifying Accountant (Incorporated by reference to Exhibit 16.1 of the Company's Registration Statement on Form S-1, Registration No. 333-01228)
23.1      Consent of Deloitte & Touche LLP
24.1***   Power of Attorney (Included on signature page of Form 10-K)
27        Financial Data Schedule (Electronic Filing)


* Filed as exhibits to the Company's Registration Statement on Form S-1, No. 33-01228, and incorporated by reference herein.
** Filed as exhibit to the Company's 8-K dated September 11, 1996 and incorporated by reference herein.
*** Filed as exhibit to the Company's Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated by reference herein.


     (b)  REPORTS ON FORM 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PRAEGITZER INDUSTRIES, INC.


                              BY: /s/ Matthew J. Bergeron
                                 ----------------------------------------------
                                 Matthew J. Bergeron
                                 Chief Operating Officer, Executive
                                 Vice President, and Director

Dated: August 5, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                     TITLE                                DATE
---------                     -----                                ----

/s/ Robert L. Praegitzer*     Chairman of the Board,           August 5, 1997
----------------------------  President, Chief Executive
Robert L. Praegitzer          Officer


/s/ William J. Thale*         Vice President and Chief        August 5, 1997
----------------------------  Financial Officer
William J. Thale


/s/ Matthew J. Bergeron       Executive Vice President,       August 5, 1997
----------------------------  Chief Operating Officer and
Matthew J. Bergeron           Director


/s/ Charles N. Hall*          Director                        August 5, 1997
----------------------------
Charles N. Hall


/s/ Robert G. Baldridge*      Director                        August 5, 1997
----------------------------
Robert G. Baldridge

/s/ Daniel J. Barnett*        Senior Vice President           August 5, 1997
----------------------------  Director
Daniel J. Barnett


/s/ T.L. Stebbins*            Director                        August 5, 1997
----------------------------
T.L. Stebbins


/s/ William Healey*           Director                        August 5, 1997
----------------------------
William Healey


----------------------------  Director
Merrill A. McPeak

* /s/ Matthew J. Bergeron
----------------------------
By  Matthew J. Bergeron
    Attorney-in-Fact