Form 10-K
period 1997-06-30
PRAEGITZER INDUSTRIES INC
filed 1997-09-26
CIK 1007519

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON,  D.C. 20549

                                    FORM 10-K

     [x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     [ ]  For the Fiscal Year Ended JUNE 30, 1997 or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to __________

                         Commission File Number: 0-27932

                           PRAEGITZER INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                 OREGON                                                              93-0790158
     (State or other jurisdiction of                                    (I.R.S. Employer Identification No.)
     incorporation or organization)

     1270 S.E. Monmouth Cut-Off Road
             Dallas, Oregon                       97338-9532                       (503) 623-9273
          (Address of principal             (Registrant's zip code)       (Registrant's telephone number,
           executive offices)                                                   including area code)


Securities registered pursuant to Section 12(b) of the Act:
                                                            None

Securities registered pursuant to Section 12(g) of the Act:
                                                       Common Stock

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                              -----    -----

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                            -----

          The aggregate market value of voting Common Stock held by non-affiliates of the registrant at September 5, 1997 was approximately $41,886,000. For purposes of this calculation, officers and directors are considered affiliates.

Number of shares of Common Stock outstanding at September 5, 1997: 12,659,818.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                             PART OF FORM 10-K INTO WHICH
               DOCUMENT                      DOCUMENT ARE INCORPORATED
               --------                      -------------------------

Proxy Statement for 1997 Annual Meeting of            Part III
Shareholders

                                TABLE OF CONTENTS

PART I

     Item 1    Business                                                     1
     Item 1(a) Executive Officers of the Registrant                         9
     Item 2    Properties                                                  10
     Item 3    Legal Proceedings                                           10
     Item 4    Submission of Matters to a Vote of Security Holders         11

PART II

     Item 5    Market for the Registrant's Common Equity and
                 Related Shareholder Matters                               11
     Item 6    Selected Financial Data                                     13
     Item 7    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       14
     Item 8    Financial Statements and Supplementary Data                 17
     Item 9    Changes In and Disagreements With Accountants on
                 Accounting and Financial Disclosure                       36

PART III

     Item 10   Directors and Executive Officers of the Registrant          36
     Item 11   Executive Compensation                                      36
     Item 12   Security Ownership of Certain Beneficial Owners and
                 Management                                                36
     Item 13   Certain Relationships and Related Transactions              36

PART IV

     Item 14   Exhibits, Financial Statement Schedules and Reports
                 on Form 8-K                                               37
Signatures                                                                 39

FORWARD-LOOKING STATEMENTS

  The statements concerning working capital needs constitute forward-looking statements that are subject to risks and uncertainties. Factors that could adversely affect the Company's working capital needs include, but are not limited to, business conditions and growth in the electronics industry and general economies, both domestic and international, lower than expected customer orders, competitive factors (including increased competition, new product offerings by competitors and price pressures), the availability of third party parts and supplies at reasonable prices and technological difficulties and resource constraints encountered in developing new products.


                                     PART I

ITEM 1. BUSINESS

GENERAL

     Praegitzer Industries, Inc. (the "Company" or "Praegitzer") is a leader in the design, quick-turnaround, pre-production and volume production of complex, rigid multilayer printed circuit boards. Printed circuit boards perform critical functions in products in the data communications and telecommunications, instrumentation and industrial equipment, computers and peripherals and business systems and consumer segments of the broad electronics market. The Company pursues long-term relationships with rapidly growing original equipment manufacturers ("OEM"), as well as their contract assembly manufacturers, that are technology leaders in their industry segments and whose product requirements generally drive the advancement of electronic interconnect manufacturing technology. The Company's principal customers include Compaq, DSC Communications, Hewlett-Packard, IEC Electronics, Intel, Motorola, NEC, Solectron, Xerox and Xylan. Praegitzer was incorporated under Oregon law in 1981.

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

     In August 1996 Praegitzer acquired Trend Circuits, Inc. ("Trend"), a printed circuit board manufacturer with production facilities located in Fremont, California. The acquisition was accomplished by a merger of Trend with and into Praegitzer. During the fiscal year ending June 30, 1997 ("fiscal 1997") the Company also acquired six new design centers strategically located near Philadelphia, Pennsylvania, Denver, Colorado, Orlando, Florida, Huntsville, Alabama, Dallas, Texas, and Portland, Oregon. In addition, the Company has opened a design center and sales office in Tel Aviv, Israel during fiscal 1997.

In July 1997 the Company completed an acquisition of a design center near Boston, Massachusetts.

INDUSTRY OVERVIEW

     Printed circuit boards are the basic platforms used to interconnect the integrated circuits and other essential components of electronic products and consist of interconnected layers of etched copper patterns of electrical circuitry that have been laminated to insulating material. According to the Institute for Interconnecting and Packaging Electronic Circuits ("IPC"), the United States printed circuit board market totaled approximately $7.9 billion in sales in 1996. Multilayer printed circuit boards, which consist of more than two layers, accounted for approximately 71% of printed circuit board sales in 1996. The IPC estimates sales of printed circuit boards in the United States will increase at an average annual rate of 7.6% from 1995 through 2000.

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

     To compete in the market for increasingly complex and technologically advanced printed circuit boards and to meet shorter time-to-market and time-to-volume requirements, printed circuit board manufacturers must make substantial capital investments and develop greater manufacturing specialization and expertise. These factors have resulted in two trends in the printed circuit board industry. As capital requirements have increased, the industry has consolidated. According to the IPC, the number of United States printed circuit board manufacturers has decreased from over 2,500 in 1976 to fewer than 700 in 1996. In addition, OEMs have increased the outsourcing of printed circuit board production to focus resources on their core strengths and have relied on outside suppliers to overcome increasingly complex manufacturing challenges. According to the IPC, the independent manufacturers' portion of the total printed circuit board market increased to 86% in 1996 from 66% in 1991. This market, however, remains highly fragmented. The IPC estimates that in 1996 the 8 largest independent manufacturers accounted for about 25% of total printed circuit board sales by independent manufacturers.

DEFINITION OF PRODUCTS AND SERVICES

          The design and manufacture of printed circuit boards progress in stages: schematic capture and circuit design, quick-turnaround prototype, pre-production and volume production. The Company's business strategy is to be the one-stop provider of these services to its customers. In fiscal 1997 approximately 62%, 32% and 6% of the Company's net sales were derived from volume production, quick-turnaround and design of printed circuit boards, respectively.

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

     Each stage of product development and production requires substantially different capabilities and as a result most printed circuit board suppliers specialize in only one stage. Consequently, OEMs and contract manufacturers typically use different suppliers at each stage, which requires costly and time-consuming duplicative tooling and pre-production engineering. Accordingly, many OEMs and contract manufacturers are establishing strategic relationships with fewer electronic interconnect suppliers that provide a full range of services, including design consultation and quick-turnaround manufacturing, together with low to high volume production capability.

     The Company is one of a limited number of independent manufacturers that offers a full range of integrated electronic interconnect solutions from schematic capture and circuit design services through high volume production. By offering this broad range of services, the Company can provide design and manufacturing solutions for its customers while reducing time-to-market, time-to-volume and product development costs.

MARKETS AND MARKETING

     The Company concentrates its marketing efforts on segments of the broad electronics market characterized by high growth, rapid technological advances, short product development cycles and accelerated time-to-market and time-to-volume requirements. The Company focuses on customers that seek suppliers with advanced design and manufacturing capabilities. In response to these customers' broadening requirements, the Company has expanded its quick-turnaround and low volume capabilities through the acquisitions of CTI in November 1995 and Trend in August 1996, low volume and quick-turnaround production facilities respectively. These strategic acquisitions completed the Company's repositioning as an integrated solutions provider of electronic interconnect products and services for the rigid printed circuit board market. The Company believes its strong relationships with pre-production and volume production customers will assist its continued expansion into the quick-turnaround market. The Company believes larger manufacturers with the capability to supply a broad range of products with a diverse mix of performance characteristics have the greatest opportunity to capture additional market share in the printed circuit board industry. The Company is one of a limited number of independent manufacturers that offers a range of integrated electronic interconnect solutions from schematic capture and circuit design services through high volume production. By offering this broad range of services, the Company can provide design and manufacturing solutions for its customers while reducing time-to-market, time-to-volume and product development costs.

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

The following table shows, for fiscal 1997 and 1996, the Company's percentage of its net sales for the principal end-user markets it serves.

    MARKETS                                                  1997     1996
    -------                                                  ----     ----

Instrumentation/Industrial                                    30%      35%
Data/Telecommunications                                       35%      33%
Computers and Peripherals                                     28%      22%
Business/Consumer                                              7%      10%

Total Net Sales                                              100%     100%


          The Company sells its products primarily through direct sales personnel located in Washington, Oregon, California, Texas, Minnesota, Alabama, Florida, Massachusetts, Illinois, Pennsylvania, North Carolina, Japan, Hong Kong and Israel. The Company's sales organization consists of a senior vice president of sales, a vice president of customer service, two regional vice presidents, four regional managers and 24 account executives. Each division of the Company also has an experienced inside sales and customer service organization to support its outside sales personnel and to promote customer relationships.

     Praegitzer is pursuing the international markets with the recent establishment of sales offices in Japan, Hong Kong and Israel. The Company is seeking to identify other international business opportunities.

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


CUSTOMERS

     The following table sets forth in alphabetical order the Company's largest customers during fiscal 1997:

                   DATA COMMUNICATIONS AND TELECOMMUNICATIONS

          ADTRAN Inc.                             Paradyne Corp.
          Cisco Systems                           Xylan Corporation (1)
          DSC Communications, Inc.                Verilink Corporation
          Motorola, Inc.                          Watkins Johnson Company
          NEC Corporation

                         INSTRUMENTATION AND INDUSTRIAL

          Hewlett-Packard Company                 Spectra-Physics, Inc.

                            COMPUTERS AND PERIPHERALS

          Compaq Computer Corporation             Intel Corporation
          Hewlett-Packard Company                 Silicon Graphics

                    BUSINESS SYSTEMS AND CONSUMER ELECTRONICS

          Digidesign Inc.                         Xerox Corporation
          In Focus Systems, Inc.

             CONTRACT MANUFACTURERS AND ELECTRONICS DISTRIBUTORS (2)

          Benchmark Electronics, Inc.             Solectron Corporation
          IEC Electronics Corp.                   Technical Services, Inc.
          SCI Systems, Inc.                       Xylan Corporation

(1) Includes sales of Company products sold through contract manufacturers or electronics distributors.

(2) Because the Company serves some OEM customers through contract manufacturers and electronics distributors, some sales indicated in this segment are also included under sales in the other listed segments.


          For fiscal 1997 and 1996, sales to Hewlett-Packard accounted for approximately 11.5% and 12.7% of the Company's revenue, respectively, and sales to Compaq accounted for approximately 6.7% and 10.0% of the Company's revenue, respectively. For fiscal 1997 and 1996, the Company's ten largest customers accounted for approximately 44.5% and 52.7% of the Company's revenue, respectively.


MANUFACTURING AND ENGINEERING PROCESSES

          The Company believes its substantial capital investment and its manufacturing expertise in a number of specialized areas have contributed to its position as a leader in the production of complex, rigid multilayer printed circuit boards. To meet its customers' high density requirements, the Company can manufacture printed circuit boards with layer counts in excess of 20 layers, blind and buried vias, buried resistors, laser microvias, buried capacitance and designs using materials as thin as .0015 inches. The Company believes its capabilities in the following areas are of particular significance: design for manufacturability ("DFM") tools, Computer Aided Manufacturing ("CAM") systems, including computer controlled drilling, routing and plating, alternative surface finishes, including hot air leveling, electroless nickel/immersion gold, selective gold plate and OSP. The Company's substantial investment in four modern production facilities and state-of-the-art equipment permits high yield fabrication of dense multilayer printed circuit boards. The Company uses advanced drilling and plating equipment to produce technologically advanced products with extremely tight tolerance holes as small as .006 inches in diameter to interconnect printed circuit layers, including controlled depth holes for blind vias. The Company produces fine line circuitry in Class 10,000 clean room environments. The Company has invested in automated optical inspection and electrical test systems, including dual-sided simultaneous testers, in-house fixturing processes, and flying probe technology to verify the quality of these high-density designs. The Company uses specialty materials such as GETEK-Registered Trademark-, cyanate ester and polyimide for high temperature, fast signal speed and other high-performance requirements.


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

          To enhance its relationships with suppliers, in 1991 the Company implemented a "STAR Supplier" program to improve key supplier performance by measuring product quality, on-time delivery, technological support, sales support and other criteria. The Company believes it has realized significant benefits from the program, including lower costs of materials.

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

COMPETITION

          The printed circuit board industry is highly fragmented and characterized by intense competition, which the Company believes will increase. The Company competes principally in the market for complex, rigid multilayer printed circuit boards. The Company's competitors include large domestic manufacturers, offshore manufacturers located primarily in Asia, small or regional domestic manufacturers and captive printed circuit board operations of larger OEMs. Some of the Company's competitors are substantially larger and have substantially greater manufacturing, financial and marketing resources than the Company. During periods of recession in the electronics industry, increasingly price sensitive customers may place less value on the Company's competitive strengths, such as quick-turnaround manufacturing and responsive customer service. In addition, OEMs with captive printed circuit board manufacturing operations may seek open market orders to fill excess capacity, which increases price competition. The Company may be at a disadvantage in the lower technology segments of the printed circuit board market when competing with manufacturers with lower cost structures, particularly those with offshore facilities where labor and other costs may be lower. Although capital requirements are a significant barrier to entry for manufacturing technologically complex printed circuit boards, the basic interconnect technology is generally not protected by patents or copyrights. There is no assurance that the Company will be able to compete successfully against present or future competitors or that competitive pressures faced by the Company will not materially adversely affect the Company. The principal independent competitors of the Company are based in the United States and include Continental Circuits Corp., Hadco Corporation, Merix Corporation and Viasystems Group Inc.

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


BACKLOG

          The Company's backlog at June 30, 1997 was approximately $25 million, compared to a backlog of approximately $16.3 million at June 30, 1996. The Company includes in its backlog all purchase orders scheduled for delivery within the next 12 months, although the majority of the backlog typically is scheduled for delivery within 60 days. There are no orders in the Company's backlog that it does not reasonably expect to have filled by June 30, 1998. For a variety of reasons, including the timing of orders, delivery intervals, customer and product mix and the possibility of customer changes in delivery schedules, backlog as of any particular date may not be a reliable measure of sales for any succeeding period. Cancellation charges generally vary depending upon the time of cancellation and, therefore, a significant portion of the Company's backlog may be subject to cancellation without significant penalty.

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

EMPLOYEES

          At June 30, 1997, the Company had 1,642 full-time employees. None of the Company's employees is represented by a labor union, and the Company has never experienced a work stoppage, slowdown or strike. The Company believes it maintains good employee relations.


ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT

          Set forth below are the names, ages, titles with Praegitzer Industries and principal occupations and employment for the last five years of the executive officers of Praegitzer Industries, Inc. The officers are appointed by the Board of Directors and serve at its discretion.

NAME                  AGE     POSITION
----                  ---     --------
Robert L. Praegitzer   65     President, Chief Executive Officer and Chairman of
                              the Board
Matthew J. Bergeron    34     Executive Vice President, Chief Operating Officer
                              and Director
Daniel J. Barnett      46     Senior Vice President and Director
Robert J. Versiackas   48     Senior Vice President of Operations
Gregory L. Lucas       52     Senior Vice President of Technology
William J. Thale       37     Corporate Vice President and Chief Financial
                              Officer

     ROBERT L. PRAEGITZER founded the Company in 1981 and has been its President, Chief Executive Officer and Chairman of the Board since that time. He was also the founder and President of Praegitzer Design, Inc. which merged into the Company in 1995, and Praegitzer Property Group, the assets of which were acquired by the Company in 1996. Mr. Praegitzer is married to Sally Praegitzer, a director and Secretary of the Company.

     MATTHEW J. BERGERON joined the Company in 1990 as Chief Financial Officer. He became Senior Vice President in 1993, a director in November 1995 and the Executive Vice President and Chief Operating Officer in April 1997. Prior to joining the Company, Mr. Bergeron was an accountant at Johnson & Shute P.S., a public accounting firm. Mr. Bergeron is a certified public accountant.

     DANIEL J. BARNETT joined the Company as Senior Vice President and a director in August 1996 in connection with the merger of Trend into the Company. Prior to the merger, Mr. Barnett had been the president of Trend since 1992.

     ROBERT J. VERSIACKAS joined Trend in 1990 as Vice President of Operations and upon the merger of Trend into the Company in August 1996 was appointed Vice President of Operations - Fremont Division. In February 1997, Mr. Versiackas became Senior Vice President of Operations.

     GREGORY L. LUCAS joined the Company in June 1997 as Senior Vice President of Technology. Prior to joining Praegitzer, Mr. Lucas had been Vice President of Technology for Zycon Corporation since 1991. Mr. Lucas holds several patents primarily in the field of buried passive components.

     WILLIAM J. THALE joined the Company in 1990 and worked as controller in both the Assembled Products Division, an operation discontinued in 1994, and Praegitzer Design, a division of Praegitzer Industries.
Mr. Thale became Vice President and Chief Financial Officer in April 1997.

ITEM 2. PROPERTIES


     The Company owns or leases approximately 325,400 square feet of administrative, design, production, storage, and shipping space in 16 facilities. Of this space, 224,000 square feet are dedicated to manufacturing. The Company's principal properties are as follows:


                         OWNERSHIP          SQUARE
     LOCATION             STATUS             FEET
     --------             ------             ----

Dallas, Oregon           Owned             130,000
Dallas, Oregon           Leased             15,000
White City, Oregon       Owned              64,000
Redmond, Washington      Leased             42,000
Fremont, California      Leased             40,000



--------------


     The Dallas manufacturing facility specializes in medium to high volume production of complex, rigid multilayer printed circuit boards. The White City facility specializes in medium volume production of complex, rigid multilayer printed circuit boards. The Redmond facility specializes in low volume and high technology production of complex, rigid multilayer printed circuit boards. The Fremont facility specializes in quick-turnaround prototype and low volume production of complex, rigid multilayer printed circuit boards.

     The Dallas warehouse facility is subject to a month-to-month lease with total monthly lease costs of approximately $7,500. The Redmond facility is subject to two leases with total current monthly lease costs of approximately $44,000. Each lease expires in 2000, with an option to renew for an additional five-year period. The Fremont facility is subject to a monthly lease cost of approximately $30,000 which expires in 2002.


ITEM 3. LEGAL PROCEEDINGS

     On August 10, 1994, Virtual Vision, Inc., a former customer, filed an adversary proceeding in the United States Bankruptcy Court for the Western District of Washington against the Company and another creditor, D. Blech & Company Incorporated ("Blech"), each of which held a security interest in the customer's accounts receivable, inventory and equipment, to determine the extent, validity and priority of each party's security interest. On October 19, 1994 the court entered a default judgment in favor of the Company. Blech appealed the decision to the United States District Court for the Western District of Washington, which reversed the bankruptcy court's denial of a motion to vacate the default judgment. This reversal is now on appeal by the Company to the Ninth Circuit Court of Appeals. If the district court's decision is upheld, a trial will be held on the merits, and the Company could be found liable to Blech for up to approximately $500,000, which represents the amount received by the Company as the result of its security interest.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended June 30, 1997.



                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

     The Company's Common Stock commenced trading on the Nasdaq National Market on April 4, 1996 under the symbol "PGTZ". The following table sets forth for the periods indicated the highest and lowest closing sales prices for the Common Stock, as reported by the Nasdaq National Market.

     Fiscal 1996                                       High           Low

          Fourth quarter (beginning April 4, 1996)     $16.00         $8.125

     Fiscal 1997

          First quarter                                $14.25         $8.125
          Second quarter                               $12.00         $9.00
          Third quarter                                $12.625        $8.25
          Fourth quarter                               $11.75         $8.50


      As of September 5, 1997 there were approximately 1,423 shareholders of record.

     Since incorporation and through April 4, 1996, the Company was treated for state and federal income tax purposes as an S corporation. As a result, the Company's earnings from inception through April 4, 1996 were taxed directly to the Company shareholders rather than to the Company. In fiscal 1996 the Company paid cash dividends to its shareholders in the aggregate amount of $6.8 million, most of which was for the payment of the shareholders' income tax liabilities. No dividends have been paid since April 4, 1996.

     The Company expects to retain any earnings to finance the expansion and development of its business and has no plans to pay cash dividends. The payment of dividends is within the discretion of the Company's Board of Directors and will depend on the earnings, capital requirements and operating and financial condition of the Company, among other factors.

     As of August 26, 1996 the Company issued 1,000,000 shares of Common Stock in a private placement exempt from registration under Rule 506 of the Securities Act to the shareholders of Trend as partial consideration for the merger of Trend with and into the Company. As of December 31, 1996, the Company issued 10,000 shares of Common Stock in a private placement exempt from registration under Rule 505 of the Securities Act to the shareholders of TravTech, Inc. as consideration for the merger of TravTech, Inc. with and into the Company. As of February 25, 1997, the Company issued 90,000 shares of Common Stock in a private placement exempt from registration under Rule 505 of the Securities Act to shareholders of Off-Site Solutions, Inc. as consideration for the merger of Off-Site Solutions, Inc. with and into the Company. On March 28, 1997, the Company issued 230,000 shares in a private placement exempt from registration under Rule 505 of the Securities Act to the shareholders of PCB West, Inc. as partial consideration for the merger of PCB West, Inc. with and into the Company. As of July 28,1997, the Company issued 200,000 shares of Common Stock in a private placement exempt from registration under Rule 506 of the Securities Act to the shareholders of Mosher Design Services, Inc. as consideration for the merger of Mosher Design Services, Inc. with and into the Company. As of August 1, 1997 the Company issued a total of 1,364 shares to employees. The shares were issued one per employee in an one-time bonus to employees. The market price on the date of the issuance was $14.875.

ITEM 6. SELECTED FINANCIAL DATA

                                         1993           1994           1995           1996           1997
                                         ----           ----           ----           ----           ----
Statement of Operations Data:
Revenue                               $50,447        $51,757        $58,096        $95,101       $147,947
Cost of goods sold                     40,332         46,244         48,343         72,941        122,013
Gross profit                           10,115          5,513          9,753         22,160         25,934
Selling, general and administrative
expense                                 5,116          6,082          6,406          8,896         19,188
Impairment and in-process
technology expense                     11,650
Income (loss) from operations           4,999           (569)         3,347         13,264         (4,904)
Interest expense                        1,444          1,217          1,563          1,799          2,295
Other income (expense)                     60           (353)            92            302            568

Income (loss) from continuing
operations                              3,615         (2,139)         1,876         11,767         (6,631)
Income (loss) from discontinued
operations                               (289)        (3,081)          (612)             -
Provision (benefit) for income taxes    1,178 (1)     (2,101) (1)       691 (1)      4,239 (1)      1,670
Net income (loss)                      $2,148 (1)    ($3,119) (1)    $1,185 (1)     $6,916 (1)    ($8,301)

Net income (loss) per share (1)                        $0.13  (1)     $0.76 (1)     ($0.68)
Weighted average shares outstanding                    8,824          9,110         12,234

Balance Sheet Data:
Working capital (deficiency)            ($154)       ($5,999)       ($1,897)       $10,743        $17,031
Total assets                           38,977         29,051         30,352         52,836         87,286
Notes payable and current portion
of long-term obligations                8,870          9,750          6,097            871          3,565
Long-term obligations, net of
current portion                        10,603          7,496         10,188          7,695         29,785
Shareholders' equity                   11,472          4,118          5,699         34,641         37,641

--------------------


(1) The Company was an S corporation and accordingly was not subject to federal and state income taxes during the periods indicated. During these periods income tax expense, net income and income per share are shown pro forma. Pro forma amounts reflects federal and state income taxes as if the Company had been a C corporation, based on the effective tax rates that would have been in effect during these periods. See Note 12 of Notes to Financial Statements of Praegitzer.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     The following table sets forth certain financial data for the Company for the periods indicated as a percentage of revenue:

                                                                     Years Ended June 30,
     ----------------------------------------------------------------------------------------
                                                      1997           1996           1995
     ----------------------------------------------------------------------------------------
     Revenue                                           100.0%         100.0%         100.0%
     Cost of Goods Sold                                 82.5           76.7           83.2
     Gross profit                                       17.5           23.3           16.8
     Selling, general and adminstrative expense         12.9            9.3           11.0
     One time charges                                    7.9              -              -
     Income (loss) from operations                      (3.3)          14.0            5.8
     Interest expense                                    1.6            1.9            2.7
     Other income (expense)                              0.4            0.3            0.1
     Income (loss) from continuing operations           (4.5)          12.4            3.2
     Provisions for income taxes                         1.1            4.7   *        1.2   *
     Net income (loss) from continuing operations       (5.6)%          7.7%  *        2.0%  *


     * Provision for income taxes and net income from continuing operations are pro forma for the years ended June 30, 1996 and 1995

YEAR ENDED JUNE 30, 1997 COMPARED TO YEAR ENDED JUNE 30 1996

     Revenue for the fiscal year ended June 30, 1997 was $147.9 million, an increase of $52.8 million or 55.6% from the fiscal year ended June 30, 1996. The increase resulted from several factors including the acquisition of Trend, which added $26.8 million to revenue after August 24, 1996. Revenue contribution from the design division increased $5.5 million for the year ended June 30, 1997 due primarily to the acquisition of six strategically located design centers during the current year. The balance of the increase was due to improved sales resulting from the efforts of the Company's expanded sales force as well as increased capacity in the Company's White City and Dallas, Oregon facilities.

     Gross profit for the year ended June 30, 1997 was $25.9 million or 17.5% of revenue, compared to $22.2 million or 23.3% of revenue for the fiscal year ended June 30, 1996. Cost of goods sold includes direct labor, materials and manufacturing overhead costs. The decrease in gross margins as a percentage of revenue was primarily due to capacity constraints in inner layer production at the Dallas facility caused by a transition to new technologies. To overcome the constraints the Company realigned the inner layer department through process changes and the purchase of additional equipment. The transition period extended into the third quarter and resulted in increased scrap rates, decreased throughput and forced outsourcing of some processes for the division. In addition to the Dallas inner layer expansion the Company had expansions at its Redmond and White City facilities to increase capacity. Associated with these expansions, the Company experienced an increase in fixed costs which should decrease as a percentage of revenue as sales increase.

     Selling, general and administrative expense consists of salaries, incentive compensation and benefits for sales, marketing and administrative personnel, advertising and promotional expenses, professional fees and office expenses. Selling, general and administrative expense for the fiscal year ended June 30, 1997 was $19.2 million or 12.9% of revenue, as compared to $8.9 million or 9.3% of revenue for the fiscal year ended June 30, 1996. The increase was primarily a result of increased personnel and fixed costs required to support higher levels of sales and the overall growth of the Company. The Company experienced higher than expected integration costs related to the acquisitions of Trend, CTI and several design centers. The increase in goodwill amortization was $1.1 million during the fiscal year ended June 30, 1997.

     During the first quarter of fiscal year 1997, the Company took a one-time write-off of $11.65 million of certain goodwill associated with the CTI acquisition and purchased research and development costs related to the acquisition of Trend. See Notes 2 and 8 of Notes to Financial Statements

     Interest expense for the fiscal year ended June 30, 1997 was $2.3 million, an increase of $496,000 or 27.6% from the fiscal year ended June 30, 1996. The increase was the result of increased borrowings required to finance the acquisition of Trend, increased sales and equipment purchases.

     The Company had a positive tax expense for the year ended June 30, 1997 on a pre-tax book loss primarily due to the addback of goodwill and the write off of in-process technology which are not tax deductible. However federal and state research and experimental tax credits partially offset the effect of these addbacks. Absent the addback of the goodwill and in-process technology the effective tax rate would have been 29.4%.


YEAR ENDED JUNE 30, 1996 COMPARED TO YEAR ENDED JUNE 30 1995

     Revenue for the fiscal year ended June 30, 1996 was $95.1 million, an increase of $37.0 million or 63.7% from the fiscal year ended June 30, 1995. The increase resulted primarily from a net increase of $21.9 million or 38.0% in unit volume sales and approximately $15.1 million due to the acquisition of CTI in November 1995.

     Gross profit for the year ended June 30, 1996 was $22.2 million or 23.3% of revenue, compared to $9.8 million or 16.8% of revenue for the fiscal year ended June 30, 1995. The increase in gross margin was primarily the result of improved capacity utilization, changes in product mix, which resulted in increased sales of higher-priced printed circuit boards with higher average layer count and higher gross margin, and greater yields at the Company's manufacturing facilities.

     Selling, general and administrative expense for the fiscal year ended June 30, 1996 was $8.9 million or 9.3% of revenue, an increase of $2.5 million or 38.9% from the fiscal year ended June 30, 1996, primarily as a result of increased personnel and fixed costs required to support higher levels of sales and the acquisition of CTI. Selling, general and administrative expense decreased as a percentage of revenue from 11% to 9.3%, primarily as a result of operating efficiencies achieved by spreading fixed costs over a larger revenue base.

     Interest expense for the fiscal year ended June 30, 1996 was $1.8 million, an increase of $236,000 or 15.1% from the fiscal year ended June 30, 1995. The increase was the result of increased borrowing costs, increased borrowings required to finance the acquisition of CTI and increased sales.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed its operations and capital expenditures with cash from operations and debt financing, as well as an initial public offering in April 1996. Net cash provided by operating activities for the fiscal year ended June 30, 1997 was $1.7 million, compared to net cash provided by operating activities of $8.9 million and $5.0 million for fiscal 1996 and 1995, respectively. As of June 30, 1997, the Company had $442,000 in cash and cash equivalents and working capital of approximately $17.0 million.

     The Company increased its bank line of credit from $10.0 million at June 30, 1996 to $15.0 million at June 30, 1997. At June 30, 1997 borrowings of $12.4 million were outstanding and $2.6 million was available for borrowings based on eligible accounts receivable and inventory. Amounts outstanding under
the line of credit bear interest at an annual rate equal to 8.5%.   The
Company's bank line of credit provides that it may not, without the bank's consent, borrow more than $20 million unless such borrowings are subordinated to the bank debt. Under the line of credit, the Company must also maintain a tangible net worth of at lease $30 million plus 50% of its positive net income, and certain financial ratios, including an assets to liabilities ratio of 1.1 to 1, and an earnings before interest and taxes to interest expense ratio of at least 2.0 to 1. As of June 30, 1997 the Company was in compliance with all loan covenants.

     During the fiscal year ended June 30, 1997, the Company also borrowed $15 million from Heller Financial, Inc. secured by real property and miscellaneous equipment at the Company's White City and Dallas facilities and $4.6 million from Finova Capital, secured by miscellaneous equipment.

     Capital expenditures were $24.8 million for the fiscal year ended June 30, 1997, and $7.5 million and $3.7 million in fiscal 1996 and 1995, respectively. These capital expenditures were primarily for manufacturing equipment, plant expansions and modernization. Although the Company has no commitments in material amounts, it expects capital expenditures for the next 12 months to range from 8% to 12% of revenue for facility expansions and equipment.

     The Company believes that existing cash and cash equivalents, funds generated from operations, its credit facility with the bank and equipment financings will be sufficient to fund its operations for the next twelve months.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Financial Statements and the Report of Independent Public Accountants thereon are presented in the following pages. The Financial Statements filed in Item 8 are as follows:

     Independent Auditors' Report

     Statements of Operations for the years ended June 30, 1997, 1996 and 1995 Balance Sheets as of June 30, 1997 and 1996

     Statements of Cash Flows for the years ended June 30, 1997, 1996 and 1995

     Statements of Shareholders' Equity for the years ended June 30, 1997, 1996 and 1995

     Notes to Financial Statements

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Praegitzer Industries, Inc.

     We have audited the accompanying balance sheets of Praegitzer Industries, Inc. as of June 30, 1997 and 1996, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the financial position of Praegitzer Industries, Inc. as of June 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.







DELOITTE & TOUCHE LLP
Portland, Oregon
July 22, 1997

                           PRAEGITZER INDUSTRIES, INC.
                                 BALANCE SHEETS
                             JUNE 30, 1997 AND 1996
--------------------------------------------------------------------------------

ASSETS                                                                          6/30/97             6/30/96
CURRENT ASSETS:
  Cash and cash equivalents                                                   $    441,950        $     38,687
  Receivables, net of allowance for doubtful accounts
    of $400,000 and $265,000 at June 30, 1997 and 1996, respectively            24,452,506          13,073,861
  Inventories (Note 4)                                                           8,534,428           6,211,755
  Prepaid expenses                                                                 454,304             206,129
  Current deferred tax asset (Note 12)                                             628,532             394,000
                                                                              ------------        ------------
       Total current assets                                                     34,511,720          19,924,432

PROPERTY, PLANT, AND EQUIPMENT, Net (Note 5)                                    40,036,399          24,795,705
RESTRICTED CASH (Note 6)                                                           162,903             305,956
OTHER ASSETS (Note 7)                                                           12,574,899           7,809,968
                                                                              ------------        ------------
TOTAL                                                                         $ 87,285,921        $ 52,836,061
                                                                              ------------        ------------
                                                                              ------------        ------------

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
  Bank overdraft                                                              $  2,041,554        $    530,817
  Taxes payable                                                                          -             943,000
  Accounts payable                                                               8,504,485           5,157,913
  Accrued payroll and related benefits                                           2,878,913           1,623,439
  Other current liabilities                                                        491,610              55,045
  Current portion of long-term obligations                                       3,564,591             870,874
                                                                              ------------        ------------
       Total current liabilities                                                17,481,153           9,181,088

LONG-TERM OBLIGATIONS, Net of current portion (Notes 9 and 10)                  29,784,885           7,694,590
DEFERRED TAX LIABILITY (Note 12)                                                 2,306,426             896,000
COMMITMENTS  AND CONTINGENCIES                                                           -             423,450
DEFERRED GAIN                                                                       72,578              -

SHAREHOLDERS' EQUITY:
  Preferred stock; 500,000 shares authorized,
    no shares issued and outstanding                                                     -              -
  Common stock, 50,000,000 shares authorized and
    12,434,518 shares issued and outstanding at
    June 30, 1997 and 11,061,875 at June 30, 1996                               41,232,502          29,932,049
  Retained earnings (deficit)                                                   (3,591,623)          4,708,884
                                                                              ------------        ------------
       Total shareholders' equity                                               37,640,879          34,640,933
                                                                              ------------        ------------
TOTAL                                                                         $ 87,285,921        $ 52,836,061
                                                                              ------------        ------------
                                                                              ------------        ------------

See notes to financial statements.

                           PRAEGITZER INDUSTRIES, INC.
                            STATEMENTS OF OPERATIONS
                    YEARS ENDED JUNE 30, 1997, 1996, AND 1995
--------------------------------------------------------------------------------

                                                                            6/30/97             6/30/96             6/30/95
REVENUE                                                                $  147,947,303      $   95,101,170      $   58,096,178

COST OF GOODS SOLD                                                        122,012,818          72,941,213          48,343,022
                                                                       --------------      --------------      --------------

     Gross profit                                                          25,934,485          22,159,957           9,753,156

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE                               17,517,683           8,283,048           6,405,667

IMPAIRMENT AND IN-PROCESS TECHNOLOGY EXPENSE (Notes 2 and 8)               11,650,000

AMORTIZATION OF GOODWILL                                                    1,670,772             612,500              -
                                                                       --------------      --------------      --------------

INCOME (LOSS) FROM OPERATIONS                                              (4,903,970)         13,264,409           3,347,489

Interest expense                                                            2,295,140           1,798,914           1,562,790
Other income, net                                                             568,412             301,642              91,689
                                                                       --------------      --------------      --------------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES                                                             (6,630,698)         11,767,137           1,876,388

PROVISION FOR INCOME TAXES                                                  1,669,809           1,445,000              -
                                                                       --------------      --------------      --------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                                   (8,300,507)         10,322,137           1,876,388

DISCONTINUED OPERATIONS (Note 3):
  Loss on lawsuit                                                                   -            (612,000)             -

NET INCOME (LOSS)                                                      $   (8,300,507)     $    9,710,137      $    1,876,388
                                                                       --------------      --------------      --------------
                                                                       --------------      --------------      --------------


PRO FORMA NET INCOME DATA (Note 13) (Unaudited):
  Income from continuing operations before income taxes,
    as reported                                                                            $   11,767,137      $    1,876,388
  Pro forma provision for income taxes                                                         (4,472,000)           (690,865)
  Discontinued operations, as reported                                                           (612,000)             -
  Pro forma tax benefit of discontinued operations                                                233,000              -
                                                                                           --------------      --------------

           Pro forma net income                                                            $    6,916,137      $    1,185,523
                                                                                           --------------      --------------
                                                                                           --------------      --------------


NET INCOME (LOSS) PER SHARE (Note 18) (1996 and 1995
 Pro Forma unaudited) from:
  Continuing operations                                                $        (0.68)     $         0.80      $         0.13
  Discontinued operations                                                           -               (0.04)             -
                                                                       --------------      --------------      --------------

TOTAL NET INCOME (LOSS) PER SHARE                                      $        (0.68)     $         0.76      $         0.13
                                                                       --------------      --------------      --------------
                                                                       --------------      --------------      --------------

WEIGHTED AVERAGE SHARES OUTSTANDING
  (Note 18) ( 1996 and 1995 Pro Forma unaudited)                           12,233,769           9,110,233           8,823,717
                                                                       --------------      --------------      --------------
                                                                       --------------      --------------      --------------

See notes to financial statements.

                           PRAEGITZER INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 1997, 1996, AND 1995
--------------------------------------------------------------------------------

                                                                              1997                1996                1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                     $  (8,300,507)       $  9,710,137        $  1,876,388
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation and amortization                                         7,376,595           4,911,279           3,704,780
      Gain on sale of fixed assets                                           (564,858)           (111,730)           (177,844)
      Deferred taxes                                                          474,325             502,000              -
      Deferred gain                                                            87,092                   -              -
      Provision for doubtful accounts                                         135,000             292,354              64,518
      Recognition of deferred gain                                            (14,514)            (43,271)            (18,547)
      Impairment and in-process technology expense                         11,650,000                   -              -
      Loss on discontinued operations                                               -             612,000              -
      Changes in operating assets and liabilities:
        Receivables                                                        (8,474,182)         (3,361,233)         (1,132,447)
        Inventory                                                          (1,366,761)           (688,624)             76,265
        Accounts payable                                                    1,301,094          (2,684,743)            446,285
        Income taxes payable                                                 (980,835)            943,000              -
        Accrued payroll and related benefits                                  345,317             288,645             252,468
        Other current liabilities                                             214,561          (1,336,809)            (67,269)
        Other                                                                (163,490)            (89,664)            (20,892)
                                                                       --------------      --------------      --------------

           Net cash provided by operating activities                        1,718,837           8,943,341           5,003,705
                                                                       --------------      --------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant, and equipment                             (24,760,670)         (7,525,631)         (3,663,114)
  Additions to other assets                                                  (121,502)                  -            (372,897)
  Proceeds from sale of property, plant, and equipment                     11,187,029             217,955             371,821
  Acquisitions, net of cash acquired                                       (5,375,122)         (2,000,000)             -
  Net reductions in amounts due from
    related parties and shareholders                                                -          (2,594,714)           (138,050)
  Change in restricted cash                                                   143,053              (2,331)            (13,946)
                                                                       --------------      --------------     --------------

           Net cash used in investing activities                          (18,927,212)        (11,904,721)         (3,816,186)
                                                                       --------------      --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net additions to (reductions in) short-term borrowings                   11,463,066          (5,199,771)         (2,887,768)
  Borrowing of long-term debt                                              21,814,498           3,880,409           4,496,890
  Payments on long-term debt                                              (16,386,981)         (7,713,451)         (2,401,743)
  Proceeds from initial public offering, net of expenses                        -              19,340,185               -
  Issuances of common stock under employee stock plans                        307,964
  Capital contributions                                                         -                   -                 497,153
  Dividends paid                                                                -              (6,783,635)           (793,095)
  Payments on capital leases                                                 (636,884)           (108,460)           (169,576)
  Increase (decrease) in bank overdrafts                                    1,049,975            (438,270)             69,595
                                                                       --------------      --------------      --------------

           Net cash provided by (used in) financing activities             17,611,638           2,977,007          (1,188,544)
                                                                       --------------      --------------     --------------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                              $  403,263           $  15,627           $  (1,025)

                                                                     (continued)

                             PRAEGITZER INDUSTRIES, INC.
                               STATEMENTS OF CASH FLOWS
                      YEARS ENDED JUNE 30, 1997, 1996, AND 1995
--------------------------------------------------------------------------------

                                                          1997            1996              1995
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                         $  403,263       $   15,627        $   (1,025)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                             $   38,687       $   23,060        $   24,085
                                                      ----------       ----------        ----------

CASH AND CASH EQUIVALENTS AT END OF YEAR              $  441,950       $   38,687        $   23,060
                                                      ----------       ----------        ----------
                                                      ----------       ----------        ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
  Cash paid during the year for interest              $1,915,515       $1,789,375        $1,553,460
  Cash paid during the year for income taxes, net     $2,165,392            -                  -

NONCASH INVESTING AND FINANCING ACTIVITIES:

During the year ended June 30, 1996, the Company used $526,720 of operating lease deposits toward the purchase of equipment.

During the year ended June 30, 1996, the Company distributed dividends of $468,087 to a shareholder by reducing amounts due from shareholder.

During the year ended June 30, 1997, the Company recorded a deferred gain of $87,092 for equipment which was sold and subsequently leased back.


See notes to financial statements.
                                                                 (Concluded)

                             PRAEGITZER INDUSTRIES, INC.
                          STATEMENTS OF SHAREHOLDERS' EQUITY
                      YEARS ENDED JUNE 30, 1997, 1996, AND 1995
--------------------------------------------------------------------------------

                                                                          PRAEGITZER INDUSTRIES, INC.           TOTAL
                                                                -------------------------------------------------------
                                                                      COMMON STOCK
                                                                -------------------------
                                                                                               RETAINED
                                                                  NUMBER                       EARNINGS
                                                                OF SHARES        AMOUNT       (DEFICIT)
BALANCES, JUNE 30, 1994                                          8,086,875    $ 4,519,404    $  (401,231)   $ 4,118,173

Net earnings June 30, 1995                                               -       (705,390)     2,581,778      1,876,388
Contributions                                                            -        497,153              -        497,153
Dividends                                                                -         (2,251)      (790,844)      (793,095)
                                                                ----------    -----------    -----------    -----------

BALANCES, JUNE 30, 1995                                          8,086,875      4,308,916      1,389,703      5,698,619

Stock issued in connection with acquisitions                       700,000      7,143,714              -      7,143,714
Net earnings June 30, 1996                                               -       (392,679)    10,102,816      9,710,137
Initial public offering, net of expenses                         2,275,000     19,340,185              -     19,340,185
Dividends                                                                -       (468,087)    (6,783,635)    (7,251,722)
                                                                ----------    -----------    -----------    -----------

BALANCES, JUNE 30, 1996                                         11,061,875     29,932,049      4,708,884     34,640,933

Stock issued in connection with acquisitions                     1,330,000     10,992,489              -     10,992,489
Proceeds from exercise of Incentive Stock Options                   12,000        114,000              -        114,000
Proceeds from issuance under the ESPP                               30,643        193,964              -        193,964
Net loss June 30, 1997                                                   -              -     (8,300,507)    (8,300,507)
                                                                ----------    -----------    -----------    -----------

BALANCES, JUNE 30,1997                                          12,434,518    $41,232,502    $(3,591,623)   $37,640,879
                                                                ----------    -----------    -----------    -----------
                                                                ----------    -----------    -----------    -----------


See notes to financial statements.

                             PRAEGITZER INDUSTRIES, INC.
                            NOTES TO FINANCIAL STATEMENTS
                           THREE YEARS ENDED JUNE 30, 1996
--------------------------------------------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


    NATURE OF BUSINESS - Praegitzer Industries, Inc. (the "Company" or "Praegitzer") is incorporated under the laws of the State of Oregon, and its principal business is the design, manufacture and sale of electronic circuit boards.

    USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

    REVENUE RECOGNITION - Revenue is recognized when goods are shipped to the customer.

    INVENTORIES are stated at the lower of cost (determined on a first-in, first-out basis) or market.

    CASH AND CASH EQUIVALENTS includes all cash and short-term debt instruments, including nonrestricted certificates of deposit, purchased with an original maturity of three months or less.

    CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject the Company to concentations of credit risk consist principally of trade accounts receivable. The risk is limited due to the fact that the Company's trade accounts receivable are derived from sales in various geographic areas to numerous companies varying in size within the electronics industry. Additionally, the Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral, such as letters of credit or security agreements. Credit losses have consistently been within management's expectations.

    PROPERTY AND EQUIPMENT - Depreciation of property and equipment is provided on the straight-line method based on the estimated useful lives of the individual assets, primarily 3 to 10 years for equipment and 31 years for buildings. The Company records the assets and the related obligations of capital leases at amounts based upon the cash purchase price of the assets involved at the beginning of the lease term. Depreciation and amortization expense also includes amortization of equipment recorded under capital leases provided on the basis of the estimated useful lives of the individual assets, primarily 5 years, on the straight-line method.

    LOAN FEES - Other assets include loan fees incurred by the Company. These fees are being amortized straight-line over the terms of the loans.

    GOODWILL - The Company amortizes costs in excess of fair value of net assets of businesses acquired using the straight-line method over a period of eight years. Management reviews, on an ongoing basis, the continuing appropriateness of the remaining amortizable life and the net realizable value of the unamortized balance.


    INCOME TAXES - The Company elected to be taxed under the S corporation provisions of the Internal Revenue Code through the effective date of the initial public offering by Praegitzer of common stock (the "Offering"). Under those provisions, the Company did not pay federal or state corporate income taxes on its taxable income. Instead, the shareholders were liable for federal and state income taxes on the Company's taxable income.

    Actual and pro forma income taxes have been provided for under Statement of Financial Accounting Standards ("SFAS") No. 109, ACCOUNTING FOR INCOME TAXES. Under this method, deferred tax assets and liabilities are recognized based on differences between financial statement and tax basis of assets and liabilities using presently enacted tax rates.

    S CORPORATION DIVIDENDS - Historically, the Company has paid dividends to its shareholders in amounts which approximate the federal and state income taxes that are due as a result of the Company electing to be taxed as an S corporation as discussed above. In connection with the Offering, the Company distributed to its former shareholders substantially all of the undistributed cumulative income that had been taxed or was taxable to its former shareholders. This dividend was paid from the proceeds of the Offering.

    FUTURE ACCOUNTING PRONOUNCEMENTS - In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, EARNINGS PER SHARE. SFAS No.128 requires all companies whose capital structures include convertible securities and options to make a dual presentation of basic and diluted earnings per share (EPS) on the face of the income statements and requires additional disclosures regarding the computation of EPS. The new standard becomes effective for the interim statements issued after December 15, 1997. The effect on earnings per share for all periods reported is immaterial.

    In June 1997, the FASB issued SFAS No. 130, REPORTING COMPREHENSIVE EARNING. SFAS No. 130 establishes requirements for disclosure of comprehensive income and becomes effective for the Company's fiscal year ending June 30, 1999. Reclassification of prior year financial statements for comparative purposes is required.

    In June 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The new standard becomes effective for the Company's fiscal year ending June 30, 1999.

2   ACQUISITIONS

    On August 28, 1996, the Company acquired Trend Circuits, Inc. ("Trend"), a circuit board manufacturing company. The acquisition was accomplished by a merger of Trend with and into Praegitzer. The purchase price included $5,000,000 of cash and 1,000,000 shares of Praegitzer's common stock valued at $10.65 per share.

    The acquisition was accounted for under the purchase method of accounting and, accordingly, the operating results of Trend from the date of purchase are included in the Company's financial statements. The estimated fair market value of assets and liabilities acquired was approximately $9,600,000 and $11,900,000, respectively. The Company incurred a one-time charge of $8,000,000 related to a portion of the purchase price allocated to in-process technology which was expensed at the closing of the transaction. The remaining excess of the aggregate purchase price over the fair market value of the net assets acquired of $9,900,000 was recognized as goodwill and is being amortized over eight years.

    On November 15, 1995, Praegitzer acquired Circuit Technology, Inc. ("CTI"), a circuit board manufacturing company. The acquisition was accomplished by a merger of CTI with and into

    Praegitzer. The purchase price included $2,000,000 of cash and 700,000 shares of Praegitzer's common stock which was valued at $10.21 per share.

    The acquisition has been accounted for under the purchase method of accounting and, accordingly, the operating results of CTI have been included in the Company's combined financial statements since the date of acquisition. The estimated fair market value of assets and liabilities acquired was approximately $8,000,000 and $7,300,000, respectively. The excess of the aggregate purchase price over the fair market value of net assets acquired of $8,400,000 was recognized as goodwill and is being amortized over eight years. During the year ended June 30, 1997 the Company recorded an impairment of goodwill related to CTI of $3,650,000 (See Note 8). The remaining goodwill is being amortized over the remaining life at the time of the impairment.

    The following unaudited pro forma results of operations assume the acquisitions occurred on July 1, 1995:


                                                    YEAR ENDED JUNE 30,
                                            --------------------------------
                                                   1997             1996

              Revenue                       $  152,334,303      $131,445,830
              Net income (loss)                   (136,507)       11,712,538
              Net income (loss) per share            (0.01)             1.13


    The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the CTI and Trend acquisitions been consummated as of July 1, 1995 nor is it necessarily indicative of future operating results.

    In April 1996, Praegitzer acquired all the assets and the related liabilities of Praegitzer Property Group ("PPG") for net consideration of $12,120,000. Praegitzer issued 1,369,875 shares of its common stock to the sole proprietor of PPG. As the entities are commonly controlled, the transaction was accounted for in a manner similar to a pooling of interests which resulted in a restatement of prior years financial statements.

    In addition, the Company acquired several other companies during the last three years, which were not significant to its financial position or results of operations. During 1997, two acquisitions were accounted for as pooling of interests; however, prior period financial statements were not restated because the retroactive effect was not material. All other acquisitions were accounted for using the purchase method. Under the purchase method, the results of operations of acquired companies are included prospectively from the date of acquisition, and the acquisition cost is allocated to the acquirees' assets and liabilities based upon their fair market values at the date of the acquisition. To accomplish the mergers a total of 330,000 shares were issued.

    At June 30, 1997 and 1996, the net book value of goodwill associated with acquisitions was $12,414,228 and $7,787,500, respectively, and is being amortized on a straight-line basis over 8 years.

3.  DISCONTINUED OPERATIONS

    On July 1, 1993, the Company adopted a formal plan to sell its assembly contract manufacturing division. On April 25, 1994, the sale of substantially all of the assets of the assembly division was completed. During 1996, the Company paid $612,000 in settlement of a prior contingency related to the assembly division. This amount was recorded as a loss from discontinued operations during the year ended June 30, 1996.

4.  INVENTORIES
    Inventories consist of the following:

                                            1997           1996

         Raw materials and supplies    $  3,117,427   $  1,824,463
         Work-in-process                  5,417,001      4,387,292
                                       ------------   ------------

              Total inventories        $  8,534,428   $  6,211,755
                                       ------------   ------------
                                       ------------   ------------


5.  PROPERTY AND EQUIPMENT

                                                  USEFUL             JUNE 30,
                                                   LIFE    ----------------------------
                                                  (YEARS)         1997         1996
         Land                                        -     $   3,302,576   $    489,729
         Buildings and leasehold improvements    10 to 31     14,453,908     10,546,332
         Equipment                                3 to 10     42,770,430     34,393,561
         Office furniture and fixtures            5 to  7        660,388        537,190
         Projects in process                         -         1,669,207
         Deposits on equipment                       -         2,962,150        949,724
                                                           -------------   ------------

                                                              65,818,659     46,916,536
         Less accumulated depreciation and
          amortization                                       (25,782,260)   (22,120,831)
                                                           -------------   ------------

           Property and equipment                          $  40,036,399   $ 24,795,705
                                                           -------------   ------------
                                                           -------------   ------------

    At June 30, 1997 and 1996, the Company had equipment of $3,678,970 and $347,208, respectively, financed with capital leases. The total accumulated amortization at June 30, 1997 and 1996 was $617,499, and $31,568,
    respectively.

6.  RESTRICTED CASH

    Restricted cash at June 30, 1997 and 1996 consisted of $162,903 and $155,956, respectively, reserved for payment of medical insurance claims that may arise subsequent to termination of the Company's current insurance contract. The June 30, 1996 balance included a $150,000 certificate of deposit maintained as collateral for a note payable which was paid off in August 1996. The Company has renewed the insurance contract through June 30, 1998.

7.  OTHER ASSETS

                                                                 1997         1996
Goodwill, net of accumulated amortization of $2,290,772
  and $612,500 at June 30, 1997 and 1996, respectively     $  12,414,228  $  7,787,500

Loan fees, net of accumulated amortization of $6,174
  and $20,088 at June 30, 1997 and 1996, respectively            102,197        22,468

Other                                                             58,474           -
                                                           -------------  ------------

           Total other assets                              $  12,574,899  $  7,809,968
                                                           -------------  ------------
                                                           -------------  ------------

8.  IMPAIRMENT OF GOODWILL

    Effective July 1, 1996, the Company adopted SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

    During the year ended June 30, 1997 the Company recorded an impairment of $3,650,000 of certain goodwill associated with the CTI acquisition. The impairment was due to the inability of the CTI operation (now Redmond Division), which was purchased to serve as the Company's quick-turn operation, to move its product mix from 75% production 25% quick-turnaround. Further, it was anticipated that turning Redmond's operation into a quick-turnaround operation would be very costly in both time and cash flow. Recognizing the problem, the Company acquired Trend, an operation that is 80% to 90% quick-turnaround. The Company plans to utilize Trend for the bulk of its quick-turnaround requirements. This resulted in an impairment of goodwill related to the CTI acquisition.

    In determining the amount of the impairment charge, the Company developed estimates of operating cash flows over the remaining business life cycle. Future cash flows, excluding interest charges, were discounted using an estimated 8% incremental borrowing rate.

9.  LONG-TERM NOTES PAYABLE

                                                                                                 1997           1996
Line of credit of $15,000,000 payable to Key Bank, 8.5% at June 30, 1997,
  collateralized by inventory and accounts receivable, expires September 30, 1998            $12,447,658     $  984,592
Note payable to Heller Financial, Inc., 8.4375% at June 30, 1997 payable in  monthly installments of $111,111 plus accrued interest at LIBOR plus 2.75%, collaterialized
  by real property and equipment at the Dallas, Oregon facility due November 1, 2004          10,000,000         -
Note payable to Heller Financial, Inc., 8.2375% at June 30, 1997 payable in monthly installments of $55,555 plus accrued interest at LIBOR plus 2.55%, collateralized by
  real property and equipment at the White City, Oregon facility, due February 1, 2004         4,500,000         -
Note payable to Finova Capital Corporation, 9.93%, payable in 35 monthly installments
  plus accrued interest, through August 1, 1999,  $2.2 million due September 1, 1999           3,995,278         -
Mortgage payable to SeaFirst Mortgage Corporation, 8% at
  September 30, 1996, rate varies based on six month certificates of deposit plus 2.75%, payable in monthly installments of
  $24,267 including interest, collateralized by plant facilities, paid May 1997                     -         3,054,815
Notes payable to Oregon Department of Energy, 7.4% to 9.95%, due in monthly installments of $22,489 including interest, collateralized by equipment and a second deed of trust on land and facilities located in Dallas, Oregon and
  personally guaranteed by a shareholder, paid August 1996 and May 1997                             -         1,936,902
Notes payable to Heller Financial, Inc., 10.10% at June 30, 1996, interest rate varies at highest defined rate announced by The First National Bank of Chicago
  1.85%, due in monthly installments of $47,207 plus interest, collateralized by machinery and equipment and personally guaranteed by a shareholder,
  paid August 1996                                                                                  -         1,333,374
Note payable to MetLife Capital Corporation, 7.67% at June 30, 1996, interest rate varies at 30 day commercial paper rate plus 2.35%, payable in monthly installments of $7,622 including interest, collateralized by a $150,000 certificate of deposit and a deed of trust on facilities located in
  White City, Oregon, paid August 1996                                                              -           943,783
Other notes payable,  7.06% to 11% at June 30, 1997                                              305,779        104,152
                                                                                             -----------     ----------

           Subtotal                                                                           31,248,715      8,357,618
Less current portion                                                                          (2,917,466)      (767,227)
                                                                                             -----------     ----------

           Total long-term notes payable                                                     $28,331,249     $7,590,391
                                                                                             -----------     ----------
                                                                                             -----------     ----------


    To reduce the risk of fluctuations in interest rates the Company entered into an interest rate swap agreement with Key Bank during the year ended June 30, 1997. The swap has a notional amount of $5 million and effectively changes the Company's interest rate exposure on the Key Bank lease line from a variable rate to a 6.10% fixed rate. This agreement matures in 2003.

    The Company's loan agreements with Heller Financial, Inc. and Key Bank contain covenants pertaining to maintenance of tangible net worth and maintenance of certain financial ratios. The Company was not in violation of any covenants at June 30, 1997.

    Maturities on the notes payable as of June 30, 1997 were as follows:

              YEAR ENDING JUNE 30,
             ------------------------------------------
                      1998                   2,917,466
                      1999                  15,398,938
                      2000                   4,391,139
                      2001                   1,032,231
                      2002                   2,005,509
                   Thereafter                4,503,432
                                           -----------

                             Total         $31,248,715
                                           -----------
                                           -----------


10. COMMITMENTS AND CONTINGENCIES

    CAPITAL LEASES

    The Company has acquired certain equipment under capital lease obligations bearing interest rates ranging from 9.25% to 13.69% and monthly installments totaling $68,136 including interest at June 30, 1997 and interest rates ranging from 10.4% to 12.75% and monthly installments totaling $9,533 including interest at June 30, 1996.

    OPERATING LEASES

    Praegitzer leases buildings and equipment under operating lease agreements which expire at various times through 2004.

    The following table is a schedule of future minimum lease payments under capital leases and future minimum rentals under operating lease agreements at June 30, 1997:

                                       CAPITAL        OPERATING
               YEAR ENDING JUNE 30,    LEASES          LEASES
              ------------------------------------------------
                      1998             647,125        5,743,945
                      1999             669,449        5,114,850
                      2000             666,751        4,331,883
                      2001             117,436        3,571,354
                      2002                -           3,460,389
              Thereafter                  -           3,819,354
                                    ----------       -----------

              Total                 $2,100,761       $26,041,775
                                    ----------       -----------
                                    ----------       -----------


    Several of Praegitzer's operating leases contain renewal options.

    Rent expense relating to the building and equipment leases totaled $3,834,948, $796,642, and $1,072,481 for the years ended June 30, 1997,
    1996, and 1995 respectively.

    The Company is involved as a defendant in litigation in the ordinary course of business, the outcome of which cannot be predicted with certainty. Management believes that any ultimate liability with respect to such litigation will not materially affect the financial position or results of operations of the Company.

11. RELATED-PARTY TRANSACTIONS

    During the year ended June 30, 1996, the Company had notes payable to shareholders of $3,337,960. The notes payable represented the undistributed cumulative income that had been taxed or was taxable to the previous shareholders of PDI and CTI, who are now shareholders of Praegitzer. The notes payable were repaid in April 1996.

12. INCOME TAXES

    The following information reflects income taxes on the Company's earnings from April 4, 1996 the date of the closing of the Company's initial offering of common stock to the public, to June 30, 1996 and for the year ended June 30, 1997. The Company terminated its S corporation election on April 4, 1996 and is now taxed as a C corporation. The following information also includes unaudited pro forma information as if the Company's earnings from continuing operations had been subject to federal and state income taxes as a C corporation for all periods presented.

                                                                       (UNAUDITED)
                                                                        PRO FORMA
                     YEAR ENDED     PERIOD APRIL 4, 1996-          YEAR ENDED JUNE 30,
                   JUNE 30, 1997        JUNE 30, 1996           1996              1995
------------------------------------------------------------------------------------------
    Current:
    Federal        $  1,126,752           $  891,000         $4,278,000        $  946,858
    State                68,732               52,000            742,000              -
                   ------------           ----------         ----------        ----------

                      1,195,484              943,000          5,020,000           946,858
    Deferred:
    Federal             425,676              466,000           (595,000)         (299,874)
    State                48,649               36,000             47,000            43,881
                   ------------           ----------           ----------      ----------

                        474,325              502,000           (548,000)         (255,993)
                   ------------           ----------         ----------        ----------

                   $  1,669,809           $1,445,000         $4,472,000        $  690,865
                   ------------           ----------         ----------        ----------
                   ------------           ----------         ----------        ----------


    The income tax provision on earnings from continuing operations subsequent to the date of the Offering which are subject to income taxes and the pro forma tax provision on earnings from continuing operations subject to income taxes differs from the statutory federal income tax rate due to the following:

                                                                                                       (UNAUDITED)
                                                                                                        PRO FORMA
                                                    YEAR ENDED     PERIOD APRIL 4, 1996-           YEAR ENDED JUNE 30,
                                                   JUNE 30, 1997       JUNE 30, 1996            1996                  1995
                                                   --------------------------------------------------------------------------
    Federal income taxes at the staturtory rate    $  (2,320,744)       $  1,402,000        $  4,118,000          $  637,972
    State income tax, net of federal benefit            (265,228)             67,000             323,000              81,811
    Tax credits utilized                                (626,778)            (23,000)           (171,000)            (39,084)
    Goodwill                                           4,856,150                -                   -                   -
    Other                                                 26,409              (1,000)            202,000              10,166
                                                   -------------        ------------        ------------          ----------
                                                   $   1,669,809        $  1,445,000        $  4,472,000          $  690,865
                                                   -------------        ------------        ------------          ----------
                                                   -------------        ------------        ------------          ----------



    Pro forma income taxes related to discontinued operations differs from the statutory rate primarily due to state income taxes, net of federal benefit.

    The significant items comprising the Company's net deferred tax liability are as follows:


                                         YEAR ENDED          YEAR ENDED
                                       JUNE 30, 1997       JUNE 30, 1996
                                       ---------------------------------
    Reserves and other liabilities     $    415,777        $   493,000
    Other                                   268,986            117,000
    Property, plant and equipment        (2,362,657)        (1,112,000)
                                       ------------        ------------
                                       $ (1,677,894)       $  (502,000)
                                       ------------        ------------
                                       ------------        ------------



    Net deferred tax assets and liabilities are included in the following balance sheet accounts at June 30, 1997 and 1996:


                                         1997             1996
                                  --------------------------------
    Current deferred asset        $     628,532       $   394,000
    Deferred tax liability           (2,306,426)         (896,000)
                                  --------------      ------------
    Net deferred tax liability    $  (1,677,894)      $  (502,000)
                                  --------------      ------------
                                  --------------      ------------



13. MAJOR CUSTOMERS

    For the year ended June 30, 1997 the Company recognized 12% of total revenue from one customer. For the years ended June 30, 1996 and 1995, the Company recognized 23% and 29% of total revenue, respectively, from two customers.

14. EMPLOYEE BENEFIT PLAN

    The Company has a 401(k) plan which covers all employees and permits discretionary contributions by the participants. The Company has contributed approximately $132,588 and $251,188 to the plan for the years ended June 30, 1997 and 1996. The Company had not contributed to the plan on behalf of the employees prior to June 30, 1995.

15. STOCK INCENTIVE PLAN AND STOCK WARRANTS

    Under the Company's Stock Incentive Plan, the Board of Directors may grant incentive and non-qualified options, stock bonuses, restricted stock, stock appreciation rights, and cash bonus rights to employees and directors to purchase up to 1,500,000 shares of common stock. The Stock Incentive Plan shall continue in effect until all shares available for issuance have been issued. However, the Board of Directors can suspend or terminate the Stock Incentive Plan at any time except with respect to options and shares subject to restrictions then outstanding under the Stock Incentive Plan. Under the Stock Incentive Plan, the option price is equal to fair market value at the grant date. Options currently expire no later than ten years from the grant date and generally vest after four years

    The following table summarizes the stock option activity under the Company's option plan:


                                                                     WEIGHTED
                                                                      AVERAGE
                                                        NUMBER       EXERCISE
                                                       OF SHARES        PRICE
              ---------------------------------------------------------------
              OPTIONS OUTSTANDING AT JUNE 30, 1995         -
              Granted                                   667,000      $  9.56
                                                      ---------
              OPTIONS OUTSTANDING AT JUNE 30, 1996      667,000         9.56
              Granted                                   499,563         9.84
              Canceled                                  (68,800)        9.51
              Exercised                                 (12,000)        9.50
                                                      ---------
              OPTIONS OUTSTANDING AT JUNE 30, 1997    1,085,763      $  9.80
                                                      ---------
                                                      ---------
              Options exercisable at:
              June 30, 1996                                -              -
              June 30, 1997                             130,357      $  9.69



    The range of exercise prices for options outstanding at June 30, 1997 was $8.375-$13.3125. Options available for grant at June 30, 1997 totaled 402,237.

    The Company has elected to account for its stock based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees;" however, as required by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has computed for pro forma disclosure purposes the value of options granted during the years ended June 30, 1997 and 1996 using the Black-Scholes option pricing model. The weighted average assumptions used for stock option grants in 1997 and 1996 were a risk free interest rate of 6.44% and 6.19%, respectively, no expected dividend yield, an expected life of 6 years and 6.5 years, respectively, and an expected volatility of 44% and 52%, respectively. The weighted average estimated fair value of employee stock options granted during the years ended June 30, 1997 and 1996 was $5.13 and $5.67 per share, respectively.

    If the Company had accounted for the plan in accordance with SFAS No. 123, the Company's net income and pro forma net income per share would have been reported as follows:

                                                                        YEAR ENDED JUNE 30,
                                                                 ---------------------------------
                                                                      1997               1996
              Net income (loss) as reported, 1996 pro forma     $  (8,300,507)      $  6,916,137
              Pro forma net income (loss)                       $  (8,992,908)      $  6,512,685
              Pro forma net income (loss) per share             $       (0.74)      $       0.71


    The effects of applying SFAS No. 123 for providing pro forma disclosures for the years ended June 30, 1997 and 1996 are not likely to be representative of the effects on reported net income and earnings per share for future years since options vest over several years and additional awards are made each year.

    The Company has an Employee Stock Purchase Plan ("ESPP"). Under the ESPP employees may purchase shares of the Company's common stock at 85% of fair market value at specific, predetermined dates. There are 250,000 authorized to be issued under the ESPP.

    In connection of the acquisition of CTI (see Note 2), Praegitzer issued stock warrants to purchase 46,333 shares of common stock to the former shareholders of CTI. The warrants can be exercised at $12 per share and expire in 2006. At June 30, 1997, no shares had been purchased under the stock warrants.

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair value of long-term debt has been estimated by discounting projected future cash flows, using current rate at which similar loans would be made to borrowers with similar credit ratings and for the same maturities. Current maturities of long-term debt were included and capital lease obligations were excluded. The fair value of the Company's long-term debt is estimated to be $31,944,045, or 102.2% of the carrying value of $31,248,714 at June 30, 1997 and $8,400,289, or 100.5% of the carrying value of $8,357,617 at June 30, 1996. The fair value of the Key Bank interest rate swap is estimated to be $5,189,703 or 109.2% of the carrying value of $4,753,683 at June 30, 1997.

17. PRO FORMA EARNINGS PER SHARE (UNAUDITED)

    Pro forma net income per share is based on the weighted average number of shares of common stock outstanding and dilutive common equivalent shares from stock options (using the treasury stock method). The shares outstanding for all periods give effect to the following pro forma adjustments:


                                                 YEAR ENDED JUNE 30,
                                            -----------------------------
                                                1996               1995

      Average outstanding shares             7,161,872          6,717,000
      Common stock equivalents - net            40,024               -
      Shares deemed issued for S
       corporation dividend                    538,462            736,842
      Shares issued for merger of PPG        1,369,875          1,369,875
                                             ---------          ---------

    Pro forma average shares                 9,110,233          8,823,717
                                             ---------          ---------
                                             ---------          ---------


    Common and common equivalent shares issued during the 12-month period prior to the proposed offering have been included in the calculation using the treasury stock method as if they were outstanding for all periods presented.

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

    In the opinion of management, this unaudited quarter financial summary includes all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position, the results of operations, and the cash flows of the Company for the periods represented, with the exception of the one-time charges reported in the quarter ended September 30, 1996, see further discussion in Notes 2 and 8 (in thousands, except per share amounts):

                                       SEPTEMBER 30,  DECEMBER 31,     MARCH 31,       JUNE 30,
                                            1996           1996           1997           1997
         Net sales                      $  29,449      $  34,791      $  38,303      $  45,405
         Gross profit                       5,086          6,965          5,208          8,677
         Income (loss) from operations     (9,846)         2,172            (50)         2,823
         Income (loss) before taxes       (10,088)         1,900           (801)         2,361
         Net income (loss)                (10,673)         1,185           (546)         1,736
         Net income (loss) per share        (0.93)          0.10          (0.04)          0.14


                                       SEPTEMBER 30,   DECEMBER 31,    MARCH 31,       JUNE 30,
                                            1995           1995          1996            1996
         Net sales                      $  17,951      $  22,618      $  25,778      $  28,754
         Gross profit                       3,954          4,966          5,977          7,263
         Income from operations             2,540          2,839          3,717          4,168
         Income before taxes                2,103          2,445          2,602          4,005
         Pro forma net income               1,262          1,480          1,653          2,521
         Pro forma earnings per share        0.14           0.16           0.22           0.23

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

    Information with respect to Section 16(a) of the Securities Exchange Act is included under "Compliance with Section 16(a) of the Exchange Act" in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Information with respect to executive compensation is included under "Executive Compensation" in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information with respect to security ownership of certain beneficial owners and management is included under "Voting Securities and Principal Shareholders" in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information with respect to certain relationships and related transactions with management is included under "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

                                       PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)1. FINANCIAL STATEMENTS:


The following consolidated financial statements are included in Item 8:

Independent Auditors' Report
Balance Sheets as of June 30, 1997 and 1996
Statements of Operations for the years ended June 30, 1997, June 30, 1996 and June 30, 1995
Statements of Cash Flows for the years ended June 30, 1997, June 30, 1996 and June 30, 1995
Statements of Shareholders' Equity for the years ended June 30,1997, June 30, 1996 and June 30, 1995
Notes to Financial Statements

    (a)2. FINANCIAL STATEMENT SCHEDULES:


    All schedules have been omitted since they are either not   required or the
information is otherwise included.


    (a)3. EXHIBITS:

                                  INDEX TO EXHIBITS

EXHIBIT
NUMBER   DESCRIPTION
-------  -----------

3(i)     Restated Articles of Incorporation (Incorporated by reference to
         Exhibit 3(i) of the Company's Registration Statement on Form S-1, Registration No. 333-01228 (the "Form S-1")
3(i)(a) Form of Second Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3(i)(a) of the Form S-1)
3(ii)    Bylaws (Incorporated by reference to Exhibit 3(ii) of the Form S-1)
4.1      See Article II of Exhibit 3(i)(a) and Articles II and V of Exhibit
         3(ii)
10.1 * 1995 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Form S-1)
10.2     Form of Incentive Stock Option Agreement (Incorporated by reference to
         Exhibit 10.2 of the Form S-1)
10.3 Form of Nonstatutory Stock Option Agreement (Incorporated by reference to Exhibit 10.3 of the Form S-1)
10.4 Borrowing Agreement between the Registrant and Key Bank dated August 18, 1996 (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for Quarter Ending September 30, 1996)

10.5 Borrowing Agreement between the Registrant and Heller Financial dated August 22, 1996 (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for Quarter Ending September 30, 1996)
10.6 Borrowing Agreement between the Registrant and Finova Capital dated July 19, 1996 (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for Quarter Ending September 30, 1996)
10.7 Swap Agreement between the Registrant and Key Bank dated December 10, 1996 (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for Quarter Ending December 31, 1996)
10.8 Borrowing Agreement between the Registrant and Heller Financial dated May 30, 1997
10.9 10.9 Lease Agreement between CTI and Seapointe Development, Inc. dated April 1989 and amendments thereto (Incorporated by reference to
         Exhibit 10.13 of the Form S-1)
10.10 Lease between CTI and Redmond Quadrant Associates, LP dated June 15, 1995 (Incorporated by reference to Exhibit 10.14 of Form S-1)
10.11    Borrowing Agreement between the Registrant and Key Bank dated April
         12, 1996 (Incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for Fiscal Year 1996 ("1996 Form 10-K"))
10.12    Merger Agreement between the Registrant and Trend dated August 16,
         1996 (Incorporated by reference to Exhibit 2.1 of the Company's Form 8-K filed September 11, 1996)
10.13*   Employment Agreement between the Registrant and Robert L.
         Praegitzer dated November 17, 1995 (Incorporated by reference to
         Exhibit 10.20 of the Company's Registration Statement on Form
         S-1)
10.14*   Employment Agreement between the Registrant and Robert G.
         Baldridge dated November 17, 1995 (Incorporated by reference to
         Exhibit 10.21 of the Company's Registration Statement on Form
         S-1)
10.15*   Employment Agreement between the Registrant and Charles N. Hall dated November 17, 1995 (Incorporated by reference to Exhibit
         10.22 of the Company's Registration Statement on Form S-1)
10.16*   Employment Agreement between the Registrant and Daniel J. Barnett dated August 26, 1996 the Company's Registration on Form S-1)
10.17    The 1996 Employee Stock Purchase Plan
27       FINANCIAL DATA SCHEDULE (ELECTRONIC FILING)
--------------------------------------------------------------------------------
*   Represents a compensatory plan.
    (b)  REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997.

SIGNATURES

    Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             PRAEGITZER INDUSTRIES, INC.


                             BY:
                                 -----------------------------------
                                  Robert L. Praegitzer
                                  Chairman of the Board, President,
                                  Chief Executive Officer

Dated: September 26, 1997

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

SIGNATURE                    TITLE                              DATE

                             Chairman of the Board,        September 26, 1997
------------------------     President, Chief
Robert L. Praegitzer         Executive Officer

                             Executive Vice President,     September 26, 1997
------------------------     Chief Operating Officer
Matthew J. Bergeron          and Director

                             Director                      September 26, 1997
------------------------
Charles N. Hall


                             Director                      September 26, 1997
------------------------
Robert G. Baldridge

                             Senior Vice President,        September 26, 1997
------------------------     Director
Daniel J. Barnett


                             Director                      September 26, 1997
------------------------
T.L. Stebbins


                             Director                      September 26, 1997
------------------------
William Healey