Form 10-Q
period 1997-09-30
PRAEGITZER INDUSTRIES INC
filed 1997-11-13
CIK 1007519

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


{x} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

                                 Yes {x} No { }

Number of shares of Common Stock outstanding as of November 12, 1997: 12,663,930

                           PRAEGITZER INDUSTRIES, INC.


                                Table of Contents


                                                                        Page No.
                                                                        --------

Part I   Financial Information

         Condensed Balance Sheet-
         September 30, 1997 and June 30, 1997 ..............................3

         Condensed Statement of Operations-
         Three months ended
         September 30, 1997 and 1996........................................4

         Condensed Statement of Cash Flows-
         Three months ended September 30, 1997 and 1996 ....................5

         Notes to Condensed Financial Statements ...........................6

         Management's Discussion and Analysis of Financial Condition
         and Results of Operations .........................................8

Part II  Other Information

         Item 1    Legal Proceedings ......................................10

         Item 2    Changes in Securities...................................10

         Item 6    Exhibits and Reports on Form 8-K .......................10


Signatures.................................................................11

                         PART 1 - FINANCIAL INFORMATION

Item 1.   Financial Statements

                           PRAEGITZER INDUSTRIES, INC.

                             CONDENSED BALANCE SHEET

                                   (Unaudited)
                                 (In Thousands)

                                     ASSETS

                                                                   September 30,          June 30,
                                                                       1997                 1997
                                                                 ------------------    ----------------
CURRENT ASSETS
 Cash                                                              $           358        $        442
 Accounts receivable, net                                                   26,361              24,453
 Inventories                                                                 9,611               8,534
 Prepaid expenses                                                              871               1,083

                                                                 ------------------    ----------------
                    Total current assets                                    37,201              34,512

Property, plant and equipment                                               67,037              65,818
 Less: Accumulated depreciation and amortization                           (27,449)            (25,782)
                                                                 ------------------    ----------------
                                                                            39,588              40,036

Other assets                                                                12,464              12,738
                                                                 ==================    ================
                                                                   $        89,253        $     87,286
                                                                 ==================    ================

                                   LIABILITIES

CURRENT LIABILITIES
  Bank overdraft                                                             4,055               2,042
  Accounts payable                                                           6,851               8,504
  Accrued payroll and related expenses                                       3,013               2,879
  Other current liabilities                                                    556                 491
  Current portion of long-term obligations                                   3,610               3,565
                                                                 ------------------    ----------------
                    Total current liabilities                               18,085              17,481

Long-term obligations                                                       29,570              29,785

Deferred tax liability                                                       2,363               2,306

Other liabilities                                                               65                  73

Common stock                                                                41,488              41,233
Accumulated deficit                                                         (2,318)             (3,592)
                                                                 ------------------    ----------------
                    Total shareholders' equity                              39,170              37,641
                                                                 ==================    ================
                                                                   $        89,253        $     87,286
                                                                 ==================    ================


         The accompanying notes are an integral part of these condensed financial statements.

                           PRAEGITZER INDUSTRIES, INC.

                        CONDENSED STATEMENT OF OPERATIONS

                                   (Unaudited)
                      (In Thousands, Except Per Share Data)

                                                          Three Months Ended
                                                             September 30,
                                                      ----------------------------
                                                          1997           1996
                                                      -------------  -------------
Revenue                                                   $ 42,595      $  29,449

Cost of sales                                               34,563         24,363
                                                      -------------  -------------

          Gross profit                                       8,032          5,086

Selling, general and
  administrative expenses                                    5,355          2,993

Impairment and in-process technology
  expense                                                        -         11,650

Amortization of goodwill                                       448            289
                                                      -------------  -------------

          Income (loss) from operations                      2,229         (9,846)

Interest expense                                               726            343

Other income (expense)                                          98            101
                                                      -------------  -------------

          Income (loss) before income taxes                  1,601        (10,088)

Income taxes                                                   494            585
                                                      -------------  -------------

Net income (loss)                                         $  1,107      $ (10,673)
                                                      =============  =============

        Net income (loss) per share                       $   0.09      $   (0.93)
                                                      =============  =============

Weighted average shares outstanding                     12,930,701     11,484,938
                                                      =============  =============


    The accompanying notes are an integral part of these condensed financial statements.

                           PRAEGITZER INDUSTRIES, INC

                        CONDENSED STATEMENT OF CASH FLOWS

                                   (Unaudited)
                                 (In Thousands)

                                                                                 Three Months
                                                                             Ended September 30,
                                                                         -----------------------------
                                                                             1997            1996
                                                                         -------------   -------------
Cash Flows from Operating Activities:
    Net cash provided by (used in) operating activities                       $ 2,406        $ (8,418)

Cash Flows from Investing Activities:
     Capital expenditures                                                      (4,352)         (6,836)
     Proceeds from sale of property, plant and equipment                            -           1,213
     Business acquisitions                                                          -          (5,000)
     Other                                                                       (191)             15
                                                                         -------------   -------------
     Net cash used in investing activities                                     (4,543)        (10,608)
                                                                         -------------   -------------

Cash Flows from Financing Activities:
     Increase in short-term borrowings                                            751           9,830
     Borrowings of long-term debt                                                   -          11,814
     Payments on long-term debt and capital leases                               (966)         (3,496)
     Increase in bank overdrafts                                                2,013           1,321
     Issuances of common stock                                                    255               -
                                                                         -------------   -------------
     Cash provided by financing activities                                      2,053          19,469
                                                                         -------------   -------------


Increase (Decrease) in Cash and Cash Equivalents                                  (84)            443
Cash and Cash Equivalents at Beginning of Period                                  442              39
                                                                         =============   =============
Cash and Cash Equivalents at End of Period                                    $   358        $    482
                                                                         =============   =============

Supplemental disclosure of cash flow information: Cash paid during the respective periods for:

      Interest                                                                $   763        $    171

      Income Taxes                                                            $   295        $  1,093


    The accompanying notes are an integral part of these condensed financial statements.

                           PRAEGITZER INDUSTRIES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 1: Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed financial statements of Praegitzer Industries, Inc. (the "Company") contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1997, and the results of operations and cash flows for the three months ended September 30, 1997 and 1996. The results of operations for the three months ended September 30, 1997 are not necessarily indicative of the results expected for the entire fiscal year ending June 30, 1998.

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

     This report on Form 10-Q for the quarter ended September 30, 1997, should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997. Portions of the accompanying financial statements are derived from the audited year-end financial statements of the Company dated June 30, 1997.

Note 2: Inventories

     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and consist of the following:(In thousands)

                                                    September 30,            June 30,
                                                       1997                    1997
                                                  --------------        --------------

Raw Materials and supplies                              $ 3,919               $ 3,117
Work-in-progress
                                                          5,692                 5,417
                                                  ==============        ==============
     Total inventory                                    $ 9,611               $ 8,534
                                                  ==============        ==============

Note 3: Notes Payable

     The Company has a $15 million bank line of credit, under which $13.2 million was outstanding at September 30, 1997 and $1.8 million was available for borrowings based on eligible accounts receivable and inventory. Amounts outstanding under the line of credit bear interest at an annual rate equal to the prime rate (8.5% at September 30, 1997). The line of credit agreement expires in December 1998.

Note 4: Future Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. SFAS 128 requires all companies whose capital structures include convertible securities and options to make a dual presentation of basic and fully diluted earnings per share (EPS) on the face of the income statement and requires additional disclosures regarding EPS. The new standard becomes effective for the interim statements issued after December 15, 1997. The effect on earnings per share for all periods reported is immaterial.

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes requirements for disclosure of comprehensive income and becomes effective for the Company's fiscal year ending June 30, 1999. Reclassification of prior year financial statements for comparative purposes is required.

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

     Implementation of SFAS No. 130 and SFAS No. 131 will have no material effect on the Company's financial statements. The effects of implementation will be disclosure only.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company designs and manufactures complex, rigid multilayer printed circuit boards. The Company's design division provides schematic capture and design services. The Fremont facility specializes in quick-turnaround prototype production, the Redmond facility specializes in high technology and low volume production, the White City facility specializes in medium volume production and the Dallas facility specializes in medium to high volume production.

     This discussion and analysis is designed to be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company's Form 10-K for the fiscal year ended June 30, 1997.

Results of Operations

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

     Revenue for the three months ended September 30, 1997 increased 44.6% to $42.6 million from $29.4 million for the three months ended September 30, 1996. The increase resulted primarily from increased sales volumes made possible by several factors including capacity expansions in the Dallas and White City facilities completed in fiscal year ended June 30, 1997 and an expansion of the Company's sales force in September of 1996. In addition, the acquisition of Trend Circuits, Inc. ("Trend") in August 1996 accounted for an increase of $3.7 million in revenue for the three months ended September 30, 1997.

     Gross profit for the three months ended September 30, 1997 was $8.0 million or 18.9% of revenue, compared to $5.1 million or 17.3% of revenue for the three months ended September 30, 1996. The increase in gross margin was primarily due improved yields in inner layer production at the Company's Dallas facility. During the first quarter of fiscal 1997, the Company had relied on outsourcing of inner layer production to overcome capacity restraints which resulted in higher costs.

     Selling, general and administrative expense for the three months ended September 30, 1997 was $5.4 million or 12.6% of revenue, compared to $3.0 million or 10.2% of revenue for the three months ended September 30, 1996. The increase primarily resulted from an expansion in the Company's sales and management teams required to support higher levels of sales.

     Goodwill amortization was $448, compared to $289 for the three months ended September 30, 1997 and 1996 respectively. This increase resulted from the additional goodwill that was recorded as a result of the Trend acquisition in August of 1996.

     Interest expense for the quarter ended September 30, 1997 was $726,000, an increase of $383,000 or 111.7% from the quarter ended September 30, 1996. The increase was the result of increased borrowings to finance the acquisition of Trend, increased sales and equipment purchases.

     The effective income tax rate for the quarter ending September 30, 1997 was 30.8%. The Company had a positive tax expense for the quarter ended September 30, 1996 on a pre-tax book loss primarily due to the addback of goodwill and the write off of in-process research and development tax credits which are not tax deductible. However federal and state research and experimental tax credits partially offset the effect of these addbacks.

     During the first quarter of fiscal year 1997, the Company took a one time write off of $11.65 million of certain goodwill associated with the CTI acquisition and purchased research and development costs related to the acquisition of Trend.


Liquidity and Capital Resources

     As of September 30, 1997, the Company had cash of $358,000, compared to $442,000 as of June 30, 1997, and working capital of $19.1 million at September 30, 1997, compared to $17.0 million at June 30, 1997. Principal sources of liquidity in the first three months of fiscal 1998 were operations and financing under the Company's line of credit. Principal uses of liquidity during the three months ended September 30, 1997 were property, plant and equipment expenditures of $4.4 million related to expansions and capacity improvements of the Company's manufacturing operations.

     At September 30, 1997 borrowings of $13.2 million were outstanding on the Company's $15 million bank line of credit and $1.8 million was available for borrowings based on eligible accounts receivable and inventory. The Company's bank line of credit provides that it may not, without the bank's consent, borrow more than $20 million unless such borrowings are subordinated to the bank debt. Under the line of credit, the company must also maintain a tangible net worth of at least $30 million plus 50% of its positive net income, and certain financial ratios, including an assets to liabilities ratio of 1.1 to 1, and an earnings before interest and taxes to interest expense ratio of at least 2.0 to 1. As of September 30, 1997 the Company was in compliance with all loan covenants.

     As of September 30, 1997 the Company had $14.0 million of outstanding notes payable to Heller Financial of $14.0 million bearing interest at annual rates ranging from LIBOR plus 2.55% to LIBOR plus 2.75% (8.2375% to 8.4375% at September 30, 1997) and secured by real property and miscellaneous equipment at the Company's Dallas, Oregon and White City, Oregon facilities. The Company had a $3.9 million note payable to Finova Capital outstanding at September 30, 1997. The note is secured by miscellaneous equipment and bears interest at an annual rate of 9.93%.

     Although the Company has no commitments in material amounts, it expects total capital expenditures for the fiscal year to range from 8% to 12% of revenue for facilities expansion and equipment.

     The Company believes that its existing cash and cash equivalents, funds generated from operations, its credit facility with the bank and equipment financings will be sufficient to fund its operations for the remainder of the fiscal year. The Company may require additional financing for growth opportunities, expansion and capacity enhancements to its various sites, or strategic acquisitions.

                           PART II - OTHER INFORMATION

Item 1: Legal Proceedings

     On August 10, 1994, Virtual Vision, Inc., a former customer, filed an adversary proceeding in the United States Bankruptcy Court for the Western District of Washington against the Company and another creditor, D. Blech & Company Incorporated ("Blech"), each of which held a security interest in the customer's accounts receivable, inventory and equipment, to determine the extent, validity and priority of each party's security interest. On October 19, 1994 the court entered a default judgment in favor of the Company. Blech appealed the decision to the United States District Court for the Western District of Washington, which reversed the bankruptcy court's denial of a motion to vacate the default judgment. This reversal was appealed by the Company to the Ninth Circuit Court of Appeals. On September 6, 1997 the court found in favor of the Company.

     On July 21, 1996, Pacific Communication Sciences, Inc. ("PCSI") filed a claim in the San Diego County, California Superior Court against the Company on account of a written guaranty of indebtedness owing by Carillon Corporation in the amount of $500,740 plus interest and attorney fees. On September 30, 1997 the matter was settled. Under the settlement, the Company will pay PCSI $50,000 and provide $207,500 in credit against circuit boards and design services purchased in the next three years.

Item 2: Changes in Securities

     As of July 28,1997, the Company issued 200,000 shares of Common Stock in a private placement exempt from registration under Rule 506 of the Securities Act to the shareholders of Mosher Design Services, Inc. as consideration for the merger of Mosher Design Services, Inc. with and into the Company.


Item 6:  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          27   - Financial Data Schedule

     (b)  Reports on Form 8-K

          During the three month period ending September 30, 1997, there were no reports on Form 8-K filed.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PRAEGITZER INDUSTRIES, INC



Date:  November 13, 1997               ROBERT L. PRAEGITZER
                                       -----------------------------------------
                                       (Robert L. Praegitzer, President)
                                       (Duly Authorized Officer)



                                       WILLIAM J. THALE
                                       --------------------------------------
                                       (William J. Thale)
                                       (Principal Financial Officer)