Form 10-Q
period 1997-12-31
PRAEGITZER INDUSTRIES INC
filed 1998-02-17
CIK 1007519

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


{x} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

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

                         1270 S.E. Monmouth Cut-Off Road
                            Dallas, Oregon 97338-9532
                                 (503) 623-1000
    (Address, including zip code, and telephone number, including area code, of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

                                 Yes {x} No { }

Number of shares of Common Stock outstanding as of February 9, 1998: 12,700,858

                           PRAEGITZER INDUSTRIES, INC.


                                Table of Contents


                                                                        Page No.
                                                                        --------

Part I   Financial Information

         Condensed Balance Sheet-
         December 31, 1997 and June 30, 1997 .............................. 3

         Condensed Statement of Operations-
         Three months and six months ended
         December 31, 1997 and 1996 ....................................... 4

         Condensed Statement of Cash Flows-
         Six months ended December 31, 1997 and 1996 ...................... 5

         Notes to Condensed Financial Statements .......................... 6

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations .................... 8

Part II  Other Information

         Item 4  Submission of Matters to a Vote of Security Holders ......10

         Item 6  Exhibits and Reports on Form 8-K .........................11


Signatures        .........................................................12

                         PART 1 - FINANCIAL INFORMATION

Item 1.   Financial Statements

                           PRAEGITZER INDUSTRIES, INC.

                             CONDENSED BALANCE SHEET

                                   (Unaudited)
                                 (In Thousands)

                                     ASSETS

                                                                       December 31,            June 30,
                                                                              1997                1997
                                                                       -----------         -----------
CURRENT ASSETS
 Cash                                                                  $       237         $       442
 Accounts receivable, net                                                   28,823              24,453
 Inventories                                                                10,790               8,534
 Prepaid expenses                                                            1,329               1,083

                                                                       -----------         -----------
                    Total current assets                                    41,179              34,512

Property, plant and equipment                                               73,005              65,818
 Less: Accumulated depreciation and amortization                           (29,077)            (25,782)
                                                                       -----------         -----------
                                                                            43,928              40,036

Other assets                                                                12,444              12,738
                                                                       -----------         -----------
                                                                       $    97,551         $    87,286
                                                                       ===========         ===========

                                   LIABILITIES

CURRENT LIABILITIES
  Bank overdraft                                                             1,446               2,042
  Accounts payable                                                          11,054               8,504
  Accrued payroll and related expenses                                       2,947               2,879
  Other current liabilities                                                    539                 491
  Current portion of long-term obligations                                   4,188               3,565
                                                                       -----------         -----------
                    Total current liabilities                               20,174              17,481

Long-term obligations                                                       33,383              29,785

Deferred tax liability                                                       2,459               2,306

Other liabilities                                                               58                  73

Common stock                                                                41,528              41,233
Accumulated deficit                                                            (51)             (3,592)
                                                                       -----------         -----------
                    Total shareholders' equity                              41,477              37,641
                                                                       -----------         -----------
                                                                       $    97,551         $    87,286
                                                                       ===========         ===========

         The accompanying notes are an integral part of these condensed financial statements.

                           PRAEGITZER INDUSTRIES, INC.

                        CONDENSED STATEMENT OF OPERATIONS

                                   (Unaudited)
                      (In Thousands, Except Per Share Data)

                                                 Three Months Ended             Six Months Ended
                                                     December 31,                 December 31,
                                              -------------------------     -------------------------
                                                    1997           1996           1997           1996
                                              ----------     ----------     ----------     ----------
Revenue                                       $   46,032     $   34,791     $   88,626     $   64,240

Cost of sales                                     35,998         27,826         70,582         52,189
                                              ----------     ----------     ----------     ----------

          Gross profit                            10,034          6,965         18,044         12,051

Selling, general and
  administrative expenses                          5,567          4,347         10,884          7,341

Impairment and in-process technology
  expense                                              -              -              -         11,650

Amortization of goodwill                             448            446            895            736
                                              ----------     ----------     ----------     ----------

          Income (loss) from operations            4,019          2,172          6,265         (7,676)

Interest expense                                     725            647          1,451            989

Other income                                          85            375            166            476
                                              ----------     ----------     ----------     ----------

          Income (loss) before income taxes        3,379          1,900          4,980         (8,189)

Income taxes                                       1,110            715          1,604          1,300
                                              ----------     ----------     ----------     ----------

Net income (loss)                             $    2,269     $    1,185     $    3,376     $   (9,489)
                                              ==========     ==========     ==========     ==========

        Basic Net income (loss) per share     $     0.18     $     0.10     $     0.27     $    (0.80)
                                              ==========     ==========     ==========     ==========

Weighted average shares outstanding           12,663,088     12,061,875     12,655,449     11,866,996
                                              ==========     ==========     ==========     ==========

        Diluted Net income (loss) per share   $     0.18     $     0.10     $     0.26     $    (0.80)
                                              ==========     ==========     ==========     ==========

Weighted average shares and
 equivalent shares outstanding                12,905,703     12,158,894     12,918,788     11,866,996
                                              ==========     ==========     ==========     ==========

         The accompanying notes are an integral part of these condensed financial statements.

                           PRAEGITZER INDUSTRIES, INC

                        CONDENSED STATEMENT OF CASH FLOWS

                                   (Unaudited)
                                 (In Thousands)

                                                                                  Six Months
                                                                              Ended December 31,
                                                                           ---------------------------
                                                                                  1997            1996
                                                                           -----------     -----------
Cash Flows from Operating Activities:
    Net cash provided by (used in) operating activities                    $     6,982     $      (426)

Cash Flows from Investing Activities:
     Capital expenditures                                                      (11,245)        (12,665)
     Proceeds from sale of property, plant and equipment                           832           7,514
     Business acquisitions                                                        (477)         (5,150)
     Other                                                                        (171)            101
                                                                           -----------     -----------
     Net cash used in investing activities                                     (11,061)        (10,200)
                                                                           -----------     -----------

Cash Flows from Financing Activities:
     Increase in short-term borrowings                                           1,449           9,603
     Borrowings of long-term debt                                                4,581          11,814
     Payments on long-term debt and capital leases                              (1,855)        (12,097)
     Increase (decrease) in bank overdrafts                                       (596)          1,692
     Issuances of common stock                                                     295               -
                                                                           -----------     -----------
     Net cash provided by financing activities                                   3,874          11,012
                                                                           -----------     -----------


Increase (Decrease) in Cash and Cash Equivalents                                  (205)            386
Cash and Cash Equivalents at Beginning of Period                                   442              39
                                                                           -----------     -----------
Cash and Cash Equivalents at End of Period                                 $       237     $       425
                                                                           ===========     ===========

Supplemental disclosure of cash flow information: Cash paid during the respective periods for:

      Interest                                                             $     1,419     $       669

      Income Taxes                                                         $     1,629     $     2,163


         The accompanying notes are an integral part of these condensed financial statements.

                           PRAEGITZER INDUSTRIES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 1:  Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed financial statements of Praegitzer Industries, Inc. (the "Company") contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 1997, and the results of operations and cash flows for the three months ended December 31, 1997 and 1996 and the results of operations and cash flows for the six months ended December 31, 1997 and 1996. The results of operations for the three and six months ended December 31, 1997 are not necessarily indicative of the results expected for the entire fiscal year ending June 30, 1998.

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

     This report on Form 10-Q for the quarter ended December 31, 1997, should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997. Portions of the accompanying financial statements are derived from the audited year-end financial statements of the Company dated June 30, 1997.

Note 2:  Earnings per share

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. SFAS 128 specifies new standards for computing and disclosing earnings per share and is effective for periods ending after December 15, 1997. The Company has adopted this standard and has restated its earnings per share ("EPS") for prior periods presented. The basic EPS has been computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted EPS has been computed by dividing net income by the weighted average common and common equivalent shares outstanding during each period using the treasury stock method. The difference between the Basic and Diluted weighted average shares is due to common stock equivalent shares resulting from outstanding stock options.

Note 3:  Inventories

     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and consist of the following:

                                 (In thousands)

                                               December 31,         June 30,
                                                      1997             1997
                                               -----------      -----------

Raw Materials and supplies                     $     4,516      $     3,117
Work-in-progress                                     6,274            5,417
                                               ===========      ===========
       Total inventory                         $    10,790      $     8,534
                                               ===========      ===========

Note 4:  Notes Payable

     The Company has a $15 million bank line of credit, under which $13.9 million was outstanding at December 31, 1997 and $1.1 million was available for borrowings based on eligible accounts receivable and inventory. Amounts outstanding under the line of credit bear interest at an annual rate equal to the prime rate (8.5% at December 31, 1997). The line of credit agreement expires in January 1999.

     An additional amount of $4.6 million was borrowed from Heller Financial, Inc. In December 1997, secured by miscellaneous equipment. The principal amount is amortized over an 84-month repayment period beginning February 1, 1998, plus accrued interest equal to 7.90%.

Note 5:  Future Accounting Pronouncements

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

     Implementation of SFAS No. 130 and SFAS No. 131 is not expected to have a material effect on the Company's financial statements. The effects of implementation will be disclosure only.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview
--------

     The Company designs and manufactures complex, rigid multilayer printed circuit boards ("PCBs"). The Company's design division provides schematic capture and PCB layout services. The Fremont facility specializes in quick-turnaround prototype production, the Redmond facility specializes in high technology and low volume production, the White City facility specializes in medium volume production, and the Dallas facility specializes in medium to high volume production.

     This discussion and analysis is designed to be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company's Form 10-K for the fiscal year ended June 30, 1997.

Results of Operations
---------------------

Three Months Ended December 31, 1997 Compared to Three Months
Ended December 31, 1996
-------------------------------------------------------------

     Revenue for the three months ended December 31, 1997 increased 32.3% to $46.0 million from $34.8 million for the three months ended December 31, 1996. The increase resulted primarily from increased sales volumes made possible by several factors including capacity expansions in the Dallas and White City facilities completed in fiscal year ended June 30, 1997 and the acquisition of five design centers during calendar year 1997. The increase in sales was fueled by the expansion of the Company's sales force in September of 1996.

     Gross profit for the three months ended December 31, 1997 was $10.0 million or 21.8% of revenue, compared to $7.0 million or 20.0% of revenue for the three months ended December 31, 1996. The increase in gross margin was primarily due to improved yields in inner layer production at the Company's Dallas facility.

     Selling, general and administrative expenses for the three months ended December 31, 1997 were $5.6 million or 12.1% of revenue, compared to $4.3 million or 12.5% of revenue for the three months ended December 31, 1996. The increase primarily resulted from an expansion in the Company's management team required to support the Company's growth.

     Goodwill amortization was $448,000, compared to $446,000 for the three months ended December 31, 1997 and 1996 respectively.

     Interest expense for the quarter ended December 31, 1997 was $725,000, an increase of $78,000 or 12.1% from the quarter ended December 31, 1996. The increase was the result of increased borrowings to finance equipment purchases.

Six Months Ended December 31, 1997 Compared to
Six Months Ended December 31, 1996
----------------------------------------------

     Revenue for the six months ended December 31, 1997 increased 38.0% to $88.6 million from $64.2 million for the six months ended December 31, 1996. The increase resulted primarily from increased sales volumes made possible by several factors including capacity expansions in the Dallas and White City facilities completed in fiscal year ended June 30, 1997 and the acquisition of five Design centers during calendar year 1997. In addition, the acquisition of Trend Circuits, Inc. ("Trend") in August 1996 accounted for an increase of $3.7 million in revenue for the six months ended December 31, 1997.

     Gross profit for the six months ended December 31, 1997 was $18.0 million or 20.4% of revenue, compared to $12.1 million or 18.8% of revenue for the six months ended December 31, 1996. The increase in gross margin as a percent of revenue was primarily due to improved yields in inner layer production at the Company's Dallas facility. During the first quarter of fiscal 1997, the Company had relied on outsourcing of inner layer production to overcome capacity restraints that resulted in higher costs. During the second quarter of fiscal year 1997, the Company realigned some of its facilities through the purchase of additional equipment and process changes that resulted in temporarily elevated production costs.

     Selling, general and administrative expense for the six months ended December 31, 1997 was $10.9 million or 12.3% of revenue, compared to $7.3 million or 11.4% of revenue for the six months ended December 31, 1996. The increase was primarily the result of increased personnel and fixed costs required to support higher levels of sales and other integration costs related to the acquisition of Trend subsequent to September 1996.

     Goodwill amortization was $895,000, compared to $736,000 for the six months ended December 31, 1997 and 1996 respectively. The goodwill amortization for the six months ended December 31, 1996 included only the CTI acquisition until August 26, 1996 when Trend was acquired.

     During the first quarter of fiscal year 1997, the Company took a one-time write-off of $11.65 million of certain goodwill associated with the CTI acquisition and purchased research and development costs related to the acquisition of Trend.

     The effective income tax rate for the six months ended December 31, 1997 was 32.2%. The Company had a positive tax expense for the quarter ended December 31, 1996 on a pre-tax book loss primarily due to the addback of goodwill and the write-off of in-process research and development tax credits, which are not tax deductible. However, federal and state research and experimental tax credits partially offset the effect of these addbacks.


Liquidity and Capital Resources
-------------------------------

     As of December 31, 1997, the Company had cash of $237,000, compared to $442,000 as of June 30, 1997, and working capital of $21.0 million at December 31, 1997, compared to $17.0 million at June 30, 1997. Principal sources of liquidity in the first six months of fiscal 1998 were operations and net financing of $3.6 million under the Company's various credit facilities. Principal uses of liquidity during the six months ended December 31, 1997 were property, plant and equipment expenditures of $11.2 million related to expansions and capacity improvements of the Company's manufacturing operations.

     At December 31, 1997 borrowings of $13.9 million were outstanding on the Company's $15 million bank line of credit and $1.1 million was available for borrowings based on eligible accounts receivable and inventory. The Company's bank line of credit provides that it may not, without the bank's consent, borrow more than $20 million unless such borrowings are subordinated to the bank debt. Under the line of credit, the Company must also maintain a tangible net worth of at least $30 million plus 50% of its positive net income, and certain financial ratios, including an assets to liabilities ratio of 1.1 to 1, and an earnings before interest and taxes to interest expense ratio of at least 2.0 to 1. The Company is in compliance with all loan covenants.

     As of December 31, 1997 the Company had $18.1 million of outstanding notes payable to Heller Financial bearing interest at annual rates ranging from a 7.90% fixed rate to LIBOR plus 2.55% to LIBOR plus 2.75% (8.2375% to 8.4375% at December 31, 1997) and secured by real property and miscellaneous equipment at the Company's Dallas, Oregon and White City, Oregon facilities. The Company had a $3.7 million note payable to Finova Capital outstanding at December 31, 1997. The note is secured by miscellaneous equipment and bears interest at an annual rate of 9.93%.

     Although the Company has no firm purchase commitments in material amounts, it expects total capital expenditures for the fiscal year to range from 8% to 12% of revenue for facilities expansion and equipment.

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


                           PART II - OTHER INFORMATION

Item 1:  Legal Proceedings

     Shareholders are referred to the Company's report on Form 10-Q for the quarter ended September 30, 1997 regarding material developments in the Company's litigation with Virtual Vision, Inc. and Pacific Communication Sciences, Inc.

Item 4:  Submission of Matters to a Vote of Security Holders

     On November 14, 1997, at the Annual Meeting of Shareholders, the holders of the Company's outstanding Common Stock took the actions described below. On September 5, 1997 there were 12,659,818 shares of Common Stock issued and outstanding.

     The shareholders elected Robert L. Praegitzer, Matthew J. Bergeron, Daniel J. Barnett, Theodore L. Stebbins, General Merrill A. McPeak and Gordon B. Kuenster to the Company's Board of Directors, by the votes indicated below, to serve for the ensuing year.

                 11,188,793        shares in favor
                      4,134        shares against or withheld
                          0        abstentions
                          0        broker nonvotes


Item 6:  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               10.1 Borrowing Agreement between the Registrant and Heller Financial dated December 29, 1997

               10.2 Borrowing Agreement between the Registrant and Heller Financial dated December 29, 1997

               27     Financial Data Schedule

         (b)   Reports on Form 8-K

               During the three month period ending December 31, 1997, there were no reports on Form 8-K filed.

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PRAEGITZER INDUSTRIES, INC


                                       MATTHEW J. BERGERON
Date:  February 17, 1997               -----------------------------------------
                                       (Matthew J. Bergeron, President)
                                       (Duly Authorized Officer)


                                       WILLIAM J. THALE
                                       -----------------------------------------
                                       (William J. Thale)
                                       (Principal Financial Officer)