Form 10-Q
period 1998-03-31
PRAEGITZER INDUSTRIES INC
filed 1998-05-15
CIK 1007519

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


{x} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

                                 Yes {x} No { }

Number of shares of Common Stock outstanding as of May 11, 1998: 12,750,214

                           PRAEGITZER INDUSTRIES, INC.


                                Table of Contents


                                                                        Page No.
                                                                        --------

Part I   Financial Information

         Condensed Balance Sheet-
         March 31, 1998 and June 30, 1997 ................................. 3

         Condensed Statement of Operations-
         Three months and nine months ended
         March 31, 1998 and 1997            ............................... 4

         Condensed Statement of Cash Flows-
         Nine months ended March 31, 1998 and 1997 ........................ 5

         Notes to Condensed Financial Statements .......................... 6

         Management's Discussion and Analysis of Financial Condition
         and Results of Operations ........................................ 9

Part II  Other Information

         Item 1   Legal Proceedings........................................11

         Item 6   Exhibits and Reports on Form 8-K ........................11


Signatures.................................................................12

                         PART 1 - FINANCIAL INFORMATION

Item 1.   Financial Statements

                           PRAEGITZER INDUSTRIES, INC.

                             CONDENSED BALANCE SHEET

                                   (Unaudited)
                                 (In Thousands)

                                     ASSETS

                                                                          March 31,        June 30,
                                                                              1998            1997
                                                                      ------------    ------------
CURRENT ASSETS
 Cash                                                                 $        390    $        442
 Accounts receivable, net                                                   26,880          24,453
 Inventories                                                                15,331           8,534
 Prepaid expenses                                                            1,409           1,083

                                                                      ------------    ------------
                    Total current assets                                    44,010          34,512

Property, plant and equipment                                              108,574          65,818
 Less: Accumulated depreciation and amortization                           (29,742)        (25,782)
                                                                      ------------    ------------
                                                                            78,832          40,036

Other assets                                                                13,549          12,738
                                                                      ------------    ------------
                                                                      $    136,391    $     87,286
                                                                      ============    ============

                                   LIABILITIES

CURRENT LIABILITIES
  Bank overdraft                                                      $      4,506    $      2,042
  Accounts payable                                                           9,959           8,504
  Accrued payroll and related expenses                                       4,003           2,879
  Other current liabilities                                                  1,199             491
  Current portion of long-term obligations                                   4,642           3,565
                                                                      ------------    ------------
               Total current liabilities                                    24,309          17,481

Long-term obligations                                                       65,106          29,785

Deferred tax liability                                                       2,899           2,306

Other liabilities                                                               71              73

Common stock                                                                42,324          41,233
Retained Earnings (accumulated deficit)                                      1,682          (3,592)
                                                                      ------------    ------------
               Total shareholders' equity                                   44,006          37,641
                                                                      ------------    ------------
                                                                      $    136,391    $     87,286
                                                                      ============    ============


         The accompanying notes are an integral part of these condensed financial statements.

                           PRAEGITZER INDUSTRIES, INC.

                        CONDENSED STATEMENT OF OPERATIONS

                                   (Unaudited)
                      (In Thousands, Except Per Share Data)


                                                      Three Months Ended                Nine Months Ended
                                                           March 31,                        March 31,
                                                 ----------------------------      -----------------------------
                                                          1998           1997               1998            1997
                                                 -------------  -------------      -------------   -------------
Revenue                                          $      44,713  $      38,303      $     133,339   $     102,542

Cost of sales                                           35,940         33,095            106,528          85,285
                                                 -------------  -------------      -------------   -------------

     Gross profit                                        8,773          5,208             26,811          17,257

Selling, general and
  administrative expenses                                5,394          5,258             17,166          13,334

Impairment and in-process technology
  expense                                                    -              -                  -          11,650
                                                 -------------  -------------      -------------   -------------

     Income (loss) from operations                       3,379            (50)             9,645          (7,727)

Interest expense                                           837            606              2,288           1,596

Other income (expense)                                       3           (145)               166             331
                                                 -------------  -------------      -------------   -------------

     Income (loss) before income taxes                   2,545           (801)             7,523          (8,992)

Income tax provision (benefit)                             813           (255)             2,417           1,045
                                                 -------------  -------------      -------------   -------------

Net income (loss)                                $       1,732  $        (546)     $       5,106   $     (10,037)
                                                 =============  =============      =============   =============

     Basic and diluted net income (loss)
     per share (Note 2)                          $        0.14  $       (0.04)     $        0.40   $       (0.83)
                                                 =============  =============      =============   =============


         The accompanying notes are an integral part of these condensed financial statements.

                           PRAEGITZER INDUSTRIES, INC

                        CONDENSED STATEMENT OF CASH FLOWS

                                   (Unaudited)
                                 (In Thousands)

                                                                                  Nine Months
                                                                                Ended march 31,
                                                                         -----------------------------
                                                                                  1998            1997
                                                                         -------------   -------------
Cash Flows from Operating Activities:
    Net cash provided by operating activities                            $       9,412   $         439

Cash Flows from Investing Activities:
     Capital expenditures                                                      (32,968)        (17,335)
     Proceeds from sale of property, plant and equipment                           841           9,031
     Business acquisitions                                                     (17,073)         (6,356)
     Other                                                                        (171)            100
                                                                         -------------   -------------
     Net cash used in investing activities                                     (49,371)        (14,560)
                                                                         -------------   -------------

Cash Flows from Financing Activities:
     Increase in line of credit                                                 17,901          13,602
     Borrowings of long-term debt                                               21,298          11,814
     Payments on long-term debt and capital leases                              (2,847)        (12,583)
     Increase in bank overdrafts                                                 2,464           1,685
     Issuances of common stock                                                   1,091             231
                                                                         -------------   -------------
     Net Cash provided by financing activities                                  39,907          14,749
                                                                         -------------   -------------


Increase (Decrease) in Cash and Cash Equivalents                                   (52)            628
Cash and Cash Equivalents at Beginning of Period                                   442              39
                                                                         -------------   -------------
Cash and Cash Equivalents at End of Period                               $         390   $         667
                                                                         =============   =============

Supplemental disclosure of cash flow information: Cash paid during the respective periods for:

      Interest                                                           $       2,526   $       1,253

      Income Taxes                                                       $       1,987   $       2,189


              The accompanying notes are an integral part of these
                        condensed financial statements.

                           PRAEGITZER INDUSTRIES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 1:  Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed financial statements of Praegitzer Industries, Inc. (the "Company") contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1998, and the results of operations and cash flows for the three months ended March 31, 1998 and 1997 and the results of operations and cash flows for the nine months ended March 31, 1998 and 1997. The results of operations for the three and nine months ended March 31, 1998 are not necessarily indicative of the results expected for the entire fiscal year ending June 30, 1998.

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

     This report on Form 10-Q for the quarter ended March 31, 1998, should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997. Portions of the accompanying financial statements are derived from the audited year-end financial statements of the Company for the year ended June 30, 1997.

Note 2:  Earnings per share

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. SFAS 128 specifies new standards for computing and disclosing earnings per share and is effective for periods ending after December 15, 1997. The Company has adopted this standard and has restated its earnings per share ("EPS") for prior periods presented. The basic EPS has been computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted EPS has been computed by dividing net income by the weighted average common and common equivalent shares outstanding during each period using the treasury stock method, if the common equivalent shares were not anti-dilutive. The difference between the Basic and Diluted weighted average shares is due to common stock equivalent shares resulting from outstanding stock options. Net income for the calculation of both basic and diluted EPS is the same for all periods presented. The calculation of the weighted average outstanding shares is as follows:

                                                                  Average Shares
                                          ---------------------------------------------------------------
                                                 Three Months Ended              Nine Months Ended
                                          ------------------------------   ------------------------------
                                                     March 31,                       March 31,
                                          ------------------------------   ------------------------------
                                                    1998            1997              1998           1997
                                          ------------------------------   ------------------------------
Weighted average shares outstanding           12,718,129      12,206,389        12,675,399     12,050,425
Common stock equivalents                               -               -           222,688              -

                                          ------------------------------   ------------------------------
Weighted average shares and
 equivalent shares outstanding                12,718,129      12,206,389        12,898,087     12,050,425
                                          ==============================   ==============================


Note 3:  Inventories

     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and consist of the following:

                                                        (In thousands)
                                                   March 31,         June 30,
                                                       1998             1997
                                                -----------      -----------

Raw Materials and supplies                      $     5,151      $     3,117
Work-in-progress                                     10,180            5,417
                                                ===========      ===========
       Total inventory                          $    15,331      $     8,534
                                                ===========      ===========


Note 4:  Notes Payable

     The Company has a $40 million bank line of credit, under which $30.3 million was outstanding at March 31, 1998 and $5.7 million was available for borrowings based on eligible accounts receivable and inventory. Amounts outstanding under the line of credit bear interest at various rates ranging from 7.9375% to 8.5% at March 31, 1998. The line of credit agreement expires March 31, 2000.

     In March 1998 an additional amount of $15.2 million was borrowed from Heller Financial, Inc., and is secured a by building and miscellaneous equipment located in Huntsville, Alabama. The principal amount is payable in 51 monthly payments beginning February 1, 1999, plus accrued interest equal to the one month LIBOR rate + 4.25% (10% at March 31, 1998).

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

     Implementation of SFAS No. 130 and SFAS No. 131 is not expected to have a material effect on the Company's financial statements. The effects of implementation if any, will be disclosure only.

Note 6:  Aquisition

     On March 31,1998 the Company aquired certain assets and certain liabilities of Intergraph Printed Circuit ("IPC"), the printed circuits division of Intergraph Corporation. The purchase price was $17.375 million, which was paid in cash and assumed liabilities. The acquisition was accounted for under the purchase method of accounting and, accordingly the operating results of IPC from the date of purchase are included in the Company's financial statements. There was no goodwill resulting from the acquisition.

     The following pro forma results of operations assume the acquisition occurred on July 1, 1996:

                                  (In thousands, except per share data)
                                   Nine Month Ended          Year Ended
                                     March 31, 1998       June 30, 1997
                                   ----------------    ----------------

Revenue                            $        145,761    $        164,509
Net income (loss)                             4,238              (9,505)
Net income (loss) per share                    0.33               (0.78)


     The pro forma financial information is not necessarily indicative of operating results that would have occurred had the IPC acquisition been consummated as of July 1, 1996, nor is it necessarily indicative of future operating results.

     In April 1998 the Company completed the acquisition of 51% of the outstanding capital stock of printed circuit board manufacturer located in Malaysia, Likom PCB Sdn. Bhd. ("Likom"). The purchase price for the assets is up to $5.2 million Malaysian Ringgit ($1,432,500) based on the currency exchange rate on April 27, 1998, which will consist of the transfer and contribution to Likom over an eighteen-month period ending in October, 1999 of third-party software license rights, machinery and equipment currently owned by Praegitzer. At its option, Praegitzer may contribute cash in lieu of this property. The acquisition will be accounted for under the purchase method of accounting and, accordingly Praegitzer's portion of the operating results of Likom from the date of purchase will be included in the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview
--------

     The Company designs and manufactures complex, rigid multilayer printed circuit boards ("PCB"). The Company's design division provides schematic capture and PCB layout services. The Fremont facility specializes in quick-turnaround prototype production, the Redmond facility specializes in high technology and low volume production, the White City facility specializes in medium volume production and the Dallas facility specializes in medium to high volume production.

     In March 1998 the Company aquired Intergraph Printed Circuit ("IPC"), the printed circuits division of Intergraph Corporation. The acquisition was accounted for under the purchase method of accounting. IPC is now the Huntsville Division of Praegitzer Industries and specializes in low volume production and quick-turnaround prototype production.

     This discussion and analysis is designed to be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company's Form 10-K for the fiscal year ended June 30, 1997.

Results of Operations
---------------------

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997
-------------------------------------------------------------------------------

     Revenue for the three months ended March 31, 1998 increased 16.7% to $44.7 million from $38.3 million for the three months ended March 31, 1997. The increase resulted primarily from increased sales volumes made possible by several factors including capacity expansions in the Dallas and White City facilities completed in fiscal year ended June 30, 1997.

     Gross profit for the three months ended March 31, 1998 was $8.8 million or 19.6% of revenue, compared to $5.2 million or 13.6% of revenue for the three months ended March 31, 1997. The increase in gross margin was primarily due to improved yields in inner layer production at the Company's Dallas facility.

     Selling, general and administrative expenses for the three months ended March 31, 1998 were $5.4 million or 12.1% of revenue, compared to $5.3 million or 13.7% of revenue for the three months ended March 31, 1997. The percentage decrease is primarily the result of increased revenue.

     Interest expense for the quarter ended March 31, 1998 was $837,000, an increase of $231,000 or 38% from the quarter ended March 31, 1997. The increase was the result of increased borrowings to finance equipment purchases.

Nine Months Ended March 31, 1998 Compared to Nine Months Ended March 31, 1997
-----------------------------------------------------------------------------

     Revenue for the nine months ended March 31, 1998 increased 30.0% to $133.3 million from $102.5 million for the nine months ended March 31, 1997. The increase resulted primarily from increased sales volumes made possible by several factors including capacity expansions in the Dallas and White City facilities completed in the fiscal year ended June 30, 1997 and the acquisition of five design centers during calendar year 1997.

     Gross profit for the nine months ended March 31, 1998 was $26.8 million or 20.1% of revenue, compared to $17.3 million or 16.9% of revenue for the nine months ended March 31, 1997. The increase in gross margin as a percent of revenue was primarily due to improved yields in inner layer production at the Company's Dallas facility. During the first quarter of fiscal 1997, the Company had relied on outsourcing of inner layer production to overcome capacity restraints that resulted in higher costs. During the second and third quarters of fiscal year 1997, the Company realigned some of its facilities through the purchase of additional equipment and process changes that resulted in temporarily elevated production costs.

     Selling, general and administrative expense for the nine months ended March 31, 1998 was $17.2 million or 12.9% of revenue, compared to $13.3 million or 13.0% of revenue for the nine months ended March 31, 1997. The $3.9 million increase was primarily the result of increased administrative and sales personnel required to support the Company's growth.

     During the first quarter of fiscal year 1997, the Company took a one-time write-off of $11.65 million of certain goodwill associated with the Circuit Technology, Inc. acquisition and purchased research and development costs related to the acquisition of Trend Circuits, Inc.

     The effective income tax rate for the nine months ended March 31, 1998 was 32.1%. The Company had a positive tax expense for the nine months ended March 31, 1997 on a pre-tax book loss primarily due to the addback of goodwill and the write-off of in-process research and development tax credits which are not tax deductible. However, federal and state research and experimental tax credits partially offset the effect of these addbacks.


Liquidity and Capital Resources
-------------------------------

     As of March 31, 1998, the Company had cash of $390,000, compared to $442,000 as of June 30, 1997, and working capital of $19.7 million at March 31, 1998, compared to $17.0 million at June 30, 1997. Principal sources of liquidity in the first nine months of fiscal 1998 were operations and net financing of $39.9 million under the Company's various credit facilities. Principal uses of liquidity during the nine months ended March 31, 1998 were property, plant and equipment expenditures of $33.0 million related to expansions and capacity improvements of the Company's manufacturing operations. Of the $33.0 million in fixed asset additions approximately $11.5 million were previously financed on operating lease agreements which were bought out in March 1998. In addition, the Company used $15.95 million for the acquisition of IPC in March 1998. During the first nine months of fiscal 1998 inventories incresed approximately $7 million. The increase is due primarily to increased production volumes in all manufacturing facilities which have resulted in increased raw materials requirements and work-in-process. Approximately $1 million of the increase is due to acquisitions.

     At March 31, 1998 borrowings of $30.3 million were outstanding on the Company's $40 million bank line of credit and $5.7 million was available for borrowings based on eligible accounts receivable and inventory. The Company's bank line of credit provides that it may not, without the bank's consent, borrow more than $20 million unless such borrowings are subordinated to the bank debt. Under the line of credit, the Company must also maintain a consolidated net worth of at least $31.69 million plus 50% of its net income and 90% of any additional equity raised, and certain financial ratios, including an assets to liabilities ratio of 1.1 to 1. The Company was in compliance with all loan covenants at March 31, 1998.

     As of March 31, 1998 the Company had $34.2 million of outstanding notes payable to Heller Financial, Inc. bearing interest at annual rates ranging from a 7.80% fixed rate to LIBOR plus 4.25% (10% at March 31, 1998) and secured by real property and miscellaneous equipment at the Company's Dallas and White City, Oregon and Huntsville, Alabama facilities. The Company had a $3.5 million note payable to Finova Capital outstanding at March 31, 1998. The note is secured by miscellaneous equipment and bears interest at an annual rate of 9.93%.

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


Item 6:  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         10.1 Security Agreement between the Registrant and Heller Financial, Inc. dated March 27, 1998, Promissory Note made by Registrant in favor of Heller Financial, Inc. dated March 27, 1998, and Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing made by the Registrant in favor of Heller Financial, Inc. dated March 27, 1998

          10.2 Credit Agreement between the Registrant and KeyBank National Association dated March 31, 1998

          27.1  Financial Data Schedule

          27.1  Restated Financial Data Schedule

    (b)  Reports on Form 8-K

         During the three-month period ending March 31, 1998, there were no reports on Form 8-K filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PRAEGITZER INDUSTRIES, INC



Date:  May 13, 1998                    MATTHEW J. BERGERON
                                       -----------------------------------------
                                       (Matthew J. Bergeron, President)
                                       (Duly Authorized Officer)



                                       WILLIAM J. THALE
                                       -----------------------------------------
                                       (William J. Thale)
                                       (Principal Financial Officer)