Form 10-K
period 1998-06-30
PRAEGITZER INDUSTRIES INC
filed 1998-09-04
CIK 1007519

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended June 30, 1998 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to ___________

                         Commission File Number: 0-27932

                          PRAEGITZER INDUSTRIES, INC..
             (Exact name of registrant as specified in its charter)

          OREGON
(State or other jurisdiction of                           93-0790158
incorporation or organization)              (I.R.S. Employer Identification No.)

1270 S.E. Monmouth Cut-Off Road
       Dallas, Oregon                97338-9532                (503) 623-9273
   (Address of principal       (Registrant's zip code)   (Registrant's telephone
    executive offices)                                    number, including area
                                                                    code)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

     The aggregate market value of voting Common Stock held by non-affiliates of the registrant at August 14, 1999 was approximately $29,044,000. For purposes of this calculation, officers and directors are considered affiliates.

Number of shares of Common Stock outstanding at August 14, 1998: 12,750,214.

                       Documents Incorporated by Reference

                                                    Part of Form 10-K Into Which
            Document                                  Documents are Incorporated
            --------                                ----------------------------

Proxy Statement for 1998
Annual Meeting of Shareholders                                Part III

                                TABLE OF CONTENTS

Part I
------

Item 1     Business                                                           3
Item 1(a)  Executive Officers of the Registrant                              11
Item 2     Properties                                                        12
Item 3     Legal Proceedings                                                 12
Item 4     Submission of Matters to a Vote of Security Holders               12

Part II
-------

Item 5     Market for the Registrant's Common Equity and
                  Related Shareholder Matters                                13
Item 6     Selected Financial Data                                           14
Item 7     Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               14
Item 7(a)  Quantitative and Qualitative Disclosure About Market Risk         20
Item 8     Financial Statements and Supplementary Data                       20
Item 9     Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                               41

Part III
--------

Item 10    Directors and Executive Officers of the Registrant                41
Item 11    Executive Compensation                                            41
Item 12    Security Ownership of Certain Beneficial Owners and
           Management                                                        41
Item 13    Certain Relationships and Related Transactions                    41

Part IV
-------

Item 14    Exhibits, Financial Statement Schedules and Reports
                  on Form 8-K                                                42

Signatures                                                                   44

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

                                     PART I

Item 1.  BUSINESS

     The Company is a leader in providing electronics OEMs and contract manufacturers with a full range of printed circuit board ("PCB") and interconnect solutions, including schematic capture and design, quick-turnaround, prototyping and pre-production, and large volume production. The Company provides its solutions to four key electronics industry segments (with corresponding percentages of Company revenue for the fiscal year ended June 30,
1998): (i) data and telecommunications (31%), (ii) computers and peripherals (36%), (iii) industrial and instrumentation (25%) and (iv) business and consumer (8%). The Company's growth has been driven by sales to industry leaders whose products require increasing complexity and technological advancement within the electronic interconnect industry. The Company's principal customers include Compaq, Hewlett Packard, Intel, Dell, EMC, IEC Electronics, SCI, Solectron, Motorola, Xylan and Xerox. The Company has obtained ISO 9002 certifications for five of its manufacturing facilities and has received awards from a number of its customers in recognition of its superior performance in meeting their PCB needs. In fiscal 1998 the Company served more than 650 customers worldwide.

     The 1997 worldwide PCB market was estimated at $29.7 billion by Institute for Interconnecting Packaging Electronic Circuits ("IPC"), of which the U.S. portion was $7.8 billion and was forecast to grow 6.5% annually through 2001. The market dynamic for electronics OEMs includes greater emphasis on faster product time-to-market, greater PCB complexity in tight space tolerances, and increasing pressure to shorten the design-to-manufacture cycles. Additionally, as OEMs have increasingly focused on core competencies, outsourcing of PCBs and electronic interconnects has grown from 66% of total OEM requirements in 1991 to 93% in 1997.

     Addressing these trends, Praegitzer in 1997 implemented its One-Stop Shopping(TM) strategy to provide its customers with advanced technology and integrated manufacturing capabilities for the entire cycle of PCB creation. In the last three years, the Company acquired production facilities in Redmond, Washington; Fremont, California; and Huntsville, Alabama, and acquired a 51% interest in a production facility in Melaka, Malaysia. During this same period, Praegitzer acquired or opened 12 design centers in the U.S. (11) and in Israel
(1). With its facilities and recent technological expansion, the Company believes that it is one of the world's leading PCB design and manufacturing companies. The Company has experienced 46.5% compound revenue growth during fiscal years 1995 through 1998, compared with a compound revenue growth rate for the U.S. PCB industry of 8.5%, and during this period the Company produced increasingly complex PCBs with higher density and layer counts.

     The Company's goal is to be the leading provider of electronic interconnect one-stop design and manufacturing services, while continuing to increase its technological and services advantages.

Industry Overview

     PCBs, consisting of interconnected layers of etched copper patterns of electrical circuitry that have been laminated to insulating material, are the basic platforms used to interconnect the integrated circuits and other essential components of electronic products. The Company primarily focuses on the multilayer PCB market, which accounted for approximately 76.1% and 73.3% of U.S. PCB sales in 1997 and 1996, respectively.

     The overall market for electronic products has grown steadily over the past 20 years as end users increasingly seek products with attractive price/performance characteristics and as technological advances have created new markets. To compete in the broader electronics market, OEMs require product components with increased functionality at lower cost per function. The interconnect densities, signal speeds and layer counts of PCBs have increased to meet these requirements. Many of these increasingly complex PCBs are manufactured using a variety of complex processes and equipment, further complicating the production process. Furthermore, competitive pressures and rapid technological change have shortened product life cycles. As a result, time-to- market and time-to-volume have become increasingly important competitive factors.

     To compete in the market for increasingly complex and technologically advanced PCBs and to meet shorter time-to-market and time-to-volume requirements, PCB manufacturers must make substantial capital investments and develop greater manufacturing specialization and expertise. These factors have resulted in two trends in the PCB industry. First, as capital requirements have increased, the industry has consolidated. According to IPC, the number of United States PCB manufacturers has decreased from over 2,500 in 1976 to fewer than 700 in 1996. Second, OEMs have increased the outsourcing of PCB production to focus resources on their core strengths and have relied on outside suppliers to overcome increasingly complex manufacturing challenges. According to IPC, the independent manufacturers' portion of the total PCB market increased to 93% in 1997 from 66% in 1991. IPC estimates that in 1997 the nine largest independent manufacturers accounted for about 32% of total PCB sales in the United States by independent manufacturers.

PCB Design and Production Process

     The creation of PCBs progresses in stages: (1) initial design and simulation, (2) schematic capture and circuit design, (3) quick-turnaround, prototype and pre-production, and (4) volume production.

1. INITIAL DESIGN. Initial design is performed by the OEMs and encompasses the process of idea formation, conceptual analysis, engineering design (including specifications and features), functional simulation and simulation of the processed layout of a PCB.

2. SIMULATION. Simulation of proposed locations of holes and conductors (the "layout") provides information regarding potential layout problems to the initial design engineer and creates revised design guidelines for the schematic capture and circuit design technicians. Due to the increasing number of high-speed devices being used on PCBs, physical layout guidelines must be tailored to each particular design to resolve problems regarding circuit timing, signal-integrity and electromagnetic interference ("EMI"). These problems, if not resolved in up-front board layout design, can result in low manufacturing yields and inconsistent product performance that can increase time and cost to market for OEMs. Up-front simulation by knowledgeable professionals using computer aided design ("CAD") simulation tools is required to model and resolve problematic issues prior to manufacturing.

3. SCHEMATIC CAPTURE AND CIRCUIT DESIGN. Schematic capture involves the input of an electronic schematic diagram into a high-performance computer workstation that generates a list of the electronic components and interconnects required to design a PCB. Circuit design is accomplished using specialized CAD software programs. Computer-generated data describe the layout which, along with manufacturing information, may be transmitted electronically from the designer to the manufacturer. When transmitting data to its internal manufacturing organizations, the Company typically uses specialized computer aided manufacturing ("CAM") software prior to sending the data to ensure design for manufacturability ("DFM") and to help speed the quick- turnaround process. Historically, circuit design was the step in the PCB production process least likely to be outsourced by OEMs. As PCB related design-for-manufacture challenges become more complex, however, more OEMs are relying on outside resources for these services.

4. QUICK-TURNAROUND, PROTOTYPE AND PRE-PRODUCTION. Quick-turnaround is characterized by shorter than standard lead time requirements, typically one to 10 days, and involves producing a small quantity, usually fewer than 50 PCBs. Prototype evaluation is critical to product development and frequently requires several iterations to finalize the design. Because time is critical, most prototypes are manufactured on a quick- turnaround basis. Consequently, high quality and timely delivery generally are the most important competitive factors for the quick-turnaround market. Pre-production runs involve the manufacture of limited quantities of PCBs during the transition from prototype to volume production. Pre-production may require quick-turnaround delivery because of overall time-to-market pressures and shorter product life cycles or as a temporary solution in the event of volume production delay. Accordingly, high quality and timely delivery continue to be the factors most important to the OEM or contract manufacturer, although price is also a significant factor. Many OEMs take advantage of a PCB manufacturer's quick-turnaround capability, even when circuit design or volume production is done in-house or by other PCB manufacturers. PCB manufacturers use quick-turnaround capabilities to build relationships with OEMs, thereby developing additional OEM design and volume production business.

5. VOLUME PRODUCTION. Volume production is characterized by longer lead times and increased emphasis on lower cost as the product moves to full-scale commercial production. At this stage of production, price, quality, on-time delivery and process capability are the factors most important to the OEM or contract manufacturer. As product life cycles grow shorter, the ability to meet shorter lead time requirements becomes an increasingly significant competitive factor.

     Each stage of the PCB creation process requires substantially different capabilities and as a result most companies specialize in only one stage. Consequently, OEMs and contract manufacturers typically use different suppliers at each stage, which requires costly and time-consuming duplicative tooling and pre-production engineering. Accordingly, many OEMs and contract manufacturers are establishing strategic relationships with fewer suppliers such as the Company that provide a full range of services.

The Praegitzer Approach

     The Company provides a full range of PCB and electronic interconnect solutions that meet the growing technological demands of electronics OEMs and contract manufacturers. The Company provides design services, quick-turnaround, prototyping, pre-production and volume production of PCBs to its customers using integrated processes that allow shorter time-to-market and time-to-manufacture at a lower cost of manufacturing. The Company seeks to expand its supplier relationships with electronics OEMs because these customers have the greatest incentive to fully exploit the advantages provided by the Company's integrated design and fabrication of complex PCBs. By working with high-end customers, the Company can influence the design of customers' PCBs, optimize performance, minimize production costs and shorten development and production time.

For fiscal 1998 and 1997, respectively, the Company derived 7% and 6% of its revenue from design, 21% and 15% of its revenue from quick-turnaround, prototype and pre-production, and 72% and 79% of its revenue from volume production of PCBs.

Strategy

Leverage One-Stop Shopping(TM) Capabilities. In response to customer requirements, in 1997 the Company implemented its One-Stop Shopping(TM) strategy, which provides customers with integrated design to manufacturing services. By offering this complete range of services, the Company can provide integrated design and manufacturing solutions while reducing time-to-market, time-to-volume and product development costs. The Company believes its strong relationships with pre-production and volume production customers will assist its continued expansion into the design and quick-turnaround markets.

Enhance and Maintain Technological Leadership Position. The Company's significant capital investments in technology, facilities and equipment over the past two years have positioned the Company among the leading designers and manufacturers of PCBs in the U.S. As a result of these initiatives, the Company is able to design and produce complex, high layer, high density PCBs rapidly and efficiently. The Company intends to maintain its technological advantage in the future.

Increase Long-Term Relationships with Leading Electronics Manufacturers. The Company pursues long-term relationships with rapidly growing OEMs, as well as their contract manufacturers, that are technology leaders in their industry segments and whose product requirements generally drive the advancement of electronic interconnect manufacturing technology. These relationships enable the Company to work closely with its customers to continually improve its products and develop new technologies and allow it to remain a leader in the PCB industry.

Expand Geographically. The Company has design and manufacturing locations throughout the United States as well as selected locations abroad. The Company's strategic location of U.S. production facilities near OEMs allows the Company to be close to its customer base, thereby facilitating communications and reducing delivery times. Physical proximity to customers is particularly important for design and quick-turnaround facilities. Accordingly, the Company seeks to locate its production facilities in the U.S. strategically near OEMs.

Markets

     The Company concentrates on the broad electronics market, which is characterized by high growth, rapid technological advances, short product development cycles and accelerated time-to-market and time-to- volume requirements. In response to this market's broadening requirements, the Company implemented its One- Stop Shopping(TM) strategy and expanded its design, quick-turnaround and production volume capabilities.

     The Company's principal customers are electronics OEMs and contract manufacturers in four vertical markets--(i) computers and peripherals, (ii) data communications and telecommunications, (iii) instrumentation and industrial, and
(iv) business and consumer.

Computers and Peripherals. The computer and peripheral market accounted for approximately $65.8 million, or 36%, of the Company's 1998 revenue. The most significant component of growth in this market is unit sales of computers. The annual compound growth projections over the next five years for the portable computer and desktop computer markets are approximately 28% and 11%, respectively. Since fiscal 1996, Company sales to this sector have increased at a compound annual rate of 77%. Future drivers of growth in this area include (i) growth in the personal computer (PC) market, (ii) emerging global markets and
(iii) rapid advancement of technology.

Data Communications and Telecommunications. The data communications and telecommunications market accounted for approximately $56.7 million, or 31%, of the Company's fiscal 1998 revenue. Products incorporating the Company's PCBs include portable communication devices such as cellular telephones, microwave relays, telecommunications and telephone switching equipment, and mobile radios. The portable communications device market is expected to grow by 15% to 20% compounded annually. Since fiscal 1996, Company sales to this sector have increased at a compound annual rate of 34%. Future drivers of growth in this area include (i) heavy demand expected for portable communication devices, (ii) infrastructure build-out in the telecommunications industry, and (iii) rapid pace of new product introductions.

Instrumentation and Industrial. The instrumentation and industrial market accounted for approximately $45.7 million, or 25%, of the Company's 1998 revenue. Products incorporating the Company's circuit boards include machine and process controls, sensors, test and measurement equipment and medical instruments. Demand is expected to increase as the use of electronic measuring equipment and medical technologies such as magnetic resonance imaging (MRIs) and laser surgery continues to increase. Since fiscal 1996, Company sales to this sector have increased at a compound annual rate of 17%. Future drivers of growth in this area include (i) increasing capital expenditures by OEMs, (ii) improvements in technology, (iii) increasing research and development budgets, and (iv) emerging global healthcare markets.

Business and Consumer. The business and consumer market accounted for approximately $14.6 million, or 8%, of the Company's 1998 revenue. Products incorporating the Company's circuit boards include copy machines, inventory tracking systems and cash registers. Demand has been driven by a number of factors, the most significant of which is the expanding consumer market for electronics. Since fiscal 1996, Company sales to this sector have increased at a compound annual rate of 24%. Future drivers of growth in this area include (i) increasing demand for complex consumer electronics and (ii) continued investment by companies in modern business systems.

Manufacturing and Engineering Processes and Quality Assurance

     The Company believes its substantial capital investment and manufacturing expertise in a number of specialized areas have contributed to its position as a leader in the production of complex, rigid multilayer PCBs. The Company's One-Stop Shopping(TM) strategy, incorporating design, quick-turnaround and prototyping, and volume production requires periodic upgrades of the Company's capabilities and resources.

     The Company believes that its design capabilities are facilitated by tools focused on DFM and CAM systems. These systems take full advantage of the Company's materials technologies, including the ability to use materials as thin as .0015 inches, alternative surface finishes, electroless nickel/immersion gold, selective gold plate and OSP (organic surface protection). The Company also uses specialty materials such as GETEK(R), OHMEGA-PLY(R), cyanate ester and polyimide for high temperature, fast signal speed and other high-performance requirements.

     The Company's substantial investment in six modern prototyping and volume production facilities and state-of-the-art equipment permits high-yield fabrication of complex PCBs. The Company can produce PCBs with more than 20 layers incorporating blind vias, buried vias, laser microvias and buried resistors and capacitance. Most vias (holes drilled in the PCBs to facilitate electronic interconnects) are made with computer-controlled drills, with tolerances as small as .004 inches. The Company uses similar drills for routing and plating processes.

     The performance of a PCB is highly sensitive to quality standards. In recognition of the need for quality, the Company has obtained ISO 9002 certifications for five of its manufacturing facilities and is obtaining ISO 9002 certification for its Huntsville facility and ISO 9001 certification for all of its design centers. Certain of the Company's manufacturing facilities also are Bellcore compliant. The Company's fine-line circuitry is produced within the Company's Class 10,000 clean room environment, and completed PCBs are subject to rigorous automated optical inspection, dual-side simultaneous testing, flying probe technology and a variety of customized test fixtures that have been designed and produced by the Company.

Customers

     The following table sets forth in alphabetical order a selection of the Company's customers who purchased at least $1 million of products sold by the Company in fiscal 1998.*

--------------------------------------------------------------------------------
                   Data Communications and Telecommunications
--------------------------------------------------------------------------------

ADTRAN                                                  NEC
DSC Communications                                      Verilink
Motorola                                                Xylan
--------------------------------------------------------------------------------
                         Instrumentation and Industrial
--------------------------------------------------------------------------------

Hewlett-Packard                                         PSC/Spectra-Physics
RadiSys                                                 Teradyne
--------------------------------------------------------------------------------
                            Computers and Peripherals
--------------------------------------------------------------------------------

Compaq                                                  Intel
Dell                                                    Silicon Graphics
EMC                                                     IBM
--------------------------------------------------------------------------------
                    Business Systems and Consumer Electronics
--------------------------------------------------------------------------------

In Focus Systems                                        Xerox
--------------------------------------------------------------------------------
                             Contract Manufacturers
--------------------------------------------------------------------------------

Benchmark Electronics                                   SMT Centre
IEC Electronics                                         Solectron
SCI Systems                                             Victron

* The Company serves OEM customers directly as well as through contract manufacturers and electronics distributors. Some sales indicated in the Contract Manufacturers segment are also included under sales in the other listed segments.
--------------------------------------------------------------------------------

     For fiscal 1998, the Company's ten largest customers accounted for approximately 45% of the Company's revenue. During fiscal 1998 the Company served more than 650 customers worldwide.

Sales and Marketing

     The Company's sales organization emphasizes the Company's One-Stop Shopping(TM) solution. The Company has sales personnel located in Washington, Oregon, California, Texas, Minnesota, Alabama, Florida, New Hampshire, Massachusetts, Illinois, Pennsylvania, North Carolina, Canada, Japan, Malaysia, Singapore and Israel, locations that are in close proximity to many of the Company's existing and potential customers. The Company's sales organization consists of a senior vice president of sales and marketing, a vice president of customer service, four regional managers and 30 account executives. Each division of the Company also has an experienced inside sales and customer service organization to support its outside sales personnel and to promote customer relationships.

     The Company engages in a number of marketing activities to enhance awareness of its broad range of products and services. In addition to paid advertisements and promotional items, the marketing efforts include business and technical editorials for industry publications, participation in trade shows and industry conferences, customer newsletters and satisfaction surveys as well as scheduled press releases.

Materials and Supplies

     The Company orders certain materials and supplies based on purchase orders received and seeks to minimize its inventory of other materials that are not identified for use in filling specific orders. Although the

Company uses a select group of suppliers, the materials necessary to manufacture PCBs are generally available from multiple suppliers.

     To enhance its relationships with suppliers, in 1991 the Company implemented a "STAR Supplier" program to improve key supplier performance by measuring product quality, on-time delivery, technological support, sales support and other criteria. The Company believes it has realized significant benefits from the program, including lower costs of materials.

     The Company has established strategic relationships and stocking programs with certain key vendors and negotiated price discounts based on the volume of the Company's purchases. For example, certain laminate suppliers operate warehouses near the Company and are beginning to work directly from the Company's materials requirement projections to better meet the Company's needs. The Company also uses suppliers' technical support and engineering capabilities. For example, several proprietary chemistry and equipment vendors have provided personnel to work full-time within the Company's facilities.

Management Information Systems

     The Company uses its management information systems to shorten turnaround times for customer orders, increase output, improve inventory management, and reduce costs by allowing the Company to more efficiently manage and control the PCB production process. The Company has developed information systems that integrate key management data to facilitate operations under its One-Stop Shopping strategy. The Company uses both internally developed and third party software, with applications for manufacturing and shop floor control, DFM analysis, quality assurance, CAD/CAM, human resources, and finance and accounting.

     In fiscal 1999, the Company anticipates completing Phase I of a rapid multiphase rollout of the SAP R/3 enterprise resource planning software solution ("Phase I"). Costs associated with Phase I are estimated to be approximately $3.5 million in fiscal 1999. Phase I will integrate the Company's financial and accounting systems as well as provide manufacturing, sales order entry and materials management for the Fremont facility and all the design centers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Compliance."

     The Company anticipates utilizing the SAP R/3 system to shorten turnaround times for customer orders, increase output, improve inventory management and reduce costs by eliminating duplication of work and reducing errors in ordering of parts. The fully installed system will consist of a material resources planning module, a shop floor control module, an inventory control and parts tracing module and a general accounting module.

Competition

     The PCB industry is highly fragmented and characterized by intense competition, which the Company believes will increase. The Company's competitors include large domestic manufacturers, offshore manufacturers located primarily in Asia, small or regional domestic manufacturers and captive PCB operations of larger OEMs. The principal competitors of the Company include Nanya (Taiwan), Compeq (Taiwan and North America), Hadco (North America and Malaysia) and Viasystems (North America and Europe).

     The Company believes the primary competitive factors in the market for complex, rigid multilayer printed circuit boards are product quality, responsiveness to customers, on-time delivery, lead time, volume production capabilities, advanced manufacturing technology, engineering skills and price. The Company believes its primary competitive strengths stem from its One-Stop Shopping(TM) strategy, including its ability to provide technologically advanced manufacturing services, respond to customers reliably and effectively and deliver finished products on a quick-turnaround through high volume basis while maintaining superior product quality. See "Risk Factors--Competition."

Backlog

     The Company's backlog at June 30, 1998 was approximately $23.4 million, compared to a backlog of approximately $25.0 million at June 30, 1997. The Company includes in its backlog all purchase orders scheduled for delivery within the next 12 months, although the majority of the backlog typically is scheduled for delivery within 60 days. There are no orders in the Company's backlog that it does not reasonably expect to have filled by June 30, 1999. For a variety of reasons, including timing of orders and shipments, delivery intervals, customer and product mix and the possibility of customer changes in delivery schedules, backlog as of any particular date may not be a reliable measure of sales for any succeeding period. Cancellation charges generally vary depending upon the time of cancellation and, therefore, the Company's backlog may be subject to cancellation without significant penalty to the customer.

Environmental Matters

     The Company is subject to environmental laws relating to the storage, use and disposal of chemicals, solid waste and other hazardous materials, as well as air quality regulations. Water used in the manufacturing process must be treated to remove metal particles and other contaminates before it can be discharged into the municipal sanitary sewer system. The Company operates and maintains effluent water treatment systems and uses approved laboratory testing procedures at its manufacturing facilities. The Company operates these systems under effluent discharge permits issued by a number of governmental authorities. These permits must be renewed periodically and are subject to revocation in the event of violations of environmental laws. See "Risk Factors--Environmental Matters."

     The Company believes its activities and facilities are in compliance with applicable environmental laws in all material respects. The Company eliminated all ozone depleting compounds from its manufacturing processes in December 1993. In 1993 the Company was also recognized by the United Nations as an environmentally conscious manufacturer. In 1994 the Environmental Protection Agency recognized the Company for its participation in the 33/50 Program, a voluntary initiative aimed at reducing emissions and disposals of toxic substances.

Insurance

     The Company maintains insurance against property damage (including business interruption) and against product liability claims in amounts that the Company believes to be adequate. There is no assurance that such coverages will continue to be available in the amounts desired or on terms acceptable to the Company, or that these coverages will be adequate for losses or liabilities actually incurred. Any uninsured or underinsured loss suffered by, or claim brought against, the Company, or any claim or product recall that results in significant cost to or adverse publicity against the Company, could have a material adverse effect on the Company.

Employees

     At June 30, 1998, the Company had approximately 2,000 employees. None of the Company's employees is represented by a labor union, and the Company has never experienced a work stoppage, slowdown or strike. The Company believes it maintains good employee relations.

Item 1A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth, as of July 31, 1998, executive officers of the Company.

Name                   Age  Position
----                   ---  --------
Robert L. Praegitzer   66   Chief Executive Officer and Chairman of the Board
Matthew J. Bergeron    35   President, Chief Operating Officer and Director
William J. Thale       38   Corporate Vice President and Chief Financial Officer
Robert J. Versiackas   49   Senior Vice President of Operations
James M. Buchanan      51   Senior Vice President of Sales and Marketing
Gregory L. Lucas       53   Senior Vice President of Technology

     ROBERT L. PRAEGITZER founded the Company in 1981 and has been its Chief Executive Officer and Chairman of the Board since that time and was the President since that time until January 1998. He was also the founder and President of Praegitzer Design, Inc. which merged into the Company in 1995, and Praegitzer Property Group, the assets of which were acquired by the Company in 1996.

     MATTHEW J. BERGERON joined the Company in 1990 as Chief Financial Officer. He became Senior Vice President in 1993, a director in November 1995, the Executive Vice President and Chief Operating Officer in April 1997 and President and Chief Operating Officer in January 1998. Prior to joining the Company, Mr. Bergeron was an accountant at Johnson & Shute P.S., a public accounting firm.

     WILLIAM J. THALE joined the Company in 1990 and served as controller in both the Assembled Products Division, an operation discontinued in 1994, and Praegitzer Design, a division of the Company. Mr. Thale became Vice President and Chief Financial Officer in April 1997. Mr. Thale is a certified public accountant.

     ROBERT J. VERSIACKAS joined Trend in 1990 as Vice President of Operations and upon the merger of Trend into the Company in August 1996 was appointed Vice President of Operations - Fremont Division. In February 1997 Mr. Versiackas became Senior Vice President of Operations.

     JAMES M. BUCHANAN joined the Company as Senior Vice President of Sales and Marketing in April 1998. Prior to joining the Company, Mr. Buchanan served as Vice President of Sales for Zycon Corporation from 1984 until January 1997, Vice President of Sales for Hadco Corporation from January 1997 until August 1997 and Senior Vice President of Sales for Continental Circuits from August 1997 until April 1998.

     GREGORY L. LUCAS joined the Company in June 1997 as Senior Vice President of Technology. Prior to joining the Company, Mr. Lucas had been Vice President of Technology for Zycon Corporation since 1991. Mr. Lucas holds several patents primarily in the field of buried passive components.

Item 2.  PROPERTIES

     The Company's principal properties are as follows:

                                                                    Ownership            Square
     Location                          Purpose                       Status               Feet
     --------                          -------                      ---------            ------
Dallas, Oregon                   Volume production                   Owned              130,000
White City, Oregon(1)            Volume production                   Owned              105,000
Redmond, Washington         Pre-production and prototype            Leased               48,000
Fremont, California               Quick-turnaround                  Leased               30,000
Huntsville, Alabama         Pre-production and prototype             Owned (2)           98,000
Melaka, Malaysia                 Volume production                  Leased              120,000

(1) Includes 40,000 square foot buildout which is not expected to be operational until fall, 1998.

(2) The property is currently under a long-term lease pursuant to which the Company pays nominal rent and has the right to acquire fee-simple ownership by payment of nominal consideration.

     The Dallas and White City manufacturing facilities specialize in medium to high volume production of complex, rigid multilayer PCBs. The Fremont facility specializes in quick-turnaround prototype production, and the Redmond and Huntsville facilities specialize in prototype pre-production of complex, rigid multilayer PCBs. The Malaysian facility specializes in medium to high volume production of lower technology rigid PCBs. The Company also has 12 design centers worldwide, 11 in the U.S. and one in Israel.

     The Redmond facility is subject to two leases with total current monthly lease costs of approximately $44,000. One lease expires in 2000 and the other lease expires in 2002. Both leases contain an option to renew for an additional five-year period. The Fremont facility is subject to a monthly lease cost of approximately $30,000 which expires in 2002. The Melaka, Malaysia facility is subject to a lease with a current monthly lease cost of approximately $24,000 (based on the Malaysian Ringgit exchange rate on August 3, 1998). This lease expires in 2002, with an option to renew for an additional three-year period.

Item 3. LEGAL PROCEEDINGS

        Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended June 30, 1998.

                                    PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS

     The Company's Common Stock is listed for trading on the Nasdaq National Market under the symbol "PGTZ". The following table sets forth for the periods indicated the highest and lowest closing sales prices for the Common Stock, as reported by the Nasdaq National market.

         Fiscal 1997                                 High             Low
            First quarter                            $14.25           $8.125
            Second quarter                           $12.00           $9.00
            Third quarter                            $12.625          $8.25
            Fourth quarter                           $11.75           $8.50

         Fiscal 1998

            First quarter                            $14.25           $8.125
            Second quarter                           $12.00           $9.00
            Third quarter                            $12.625          $8.25
            Fourth quarter                           $11.75           $8.50

     As of August 27, 1998, there were approximately 1,436 shareholders of record, and the last per share sales price of the Common Stock on that date was $8.50.

     The Company has not declared any cash dividends it the past two fiscal years. The Company expects to retain any earnings to finance the expansion and development of its business and has no plans to declare cash dividends. The payment of dividends is within the discretion of the Company's Board of Directors and will depend on the earnings, capital requirements and operating and financial condition of the Company, among other factors.

     As of July 28,1997, the Company issued 200,000 shares of Common Stock in a private placement exempt from registration under Rule 506 of the Securities Act to the shareholders of Mosher Design Services, Inc. as consideration for the merger of Mosher Design Services, Inc. with and into the Company. As of August 1, 1997 the Company issued a total of 1,364 shares to employees. The shares were issued one per employee in an onetime bonus to employees. The market price on the date of the issuance was $14.875.

Item 6.  SELECTED FINANCIAL DATA

                                                                           Year Ended June 30,
                                                  ----------------------------------------------------------------------
                                                     1994           1995         1996           1997            1998
                                                  -----------    ----------   -----------   -------------    -----------
                                                                  (in thousands, except per share data)
Statement of Income Data:
Revenue........................................   $    51,757    $   58,096   $    95,101   $     147,947    $   182,773
Cost of goods sold.............................        46,244        48,343        72,941         122,013        148,487
                                                  -----------    ----------   -----------   -------------    -----------
Gross Profit...................................         5,513         9,753        22,160          25,934         34,286
Selling, general and administrative expenses...         6,082         6,406         8,896          19,188         23,456
Impairment and in-process technology
         expense...............................           --             --            --          11,650             --
                                                  -----------    ----------   -----------   -------------    -----------
Income (loss) from operations..................          (569)        3,347        13,264          (4,904)        10,830
Interest expense...............................         1,217         1,563         1,799           2,295          3,757
Income (loss) from continuing operations
         before income taxes...................        (2,139)        1,876        11,767          (6,631)         7,297
Provision (benefit) for income taxes...........          (919)(1)       691(1)      4,472(1)        1,670          2,215
                                                  -----------    ----------   -----------   -------------    -----------
Income (loss) from continuing operations.......        (1,220)(1)     1,185(1)      7,295(1)       (8,301)         5,082
Net income (loss)..............................   $    (3,119)(1)$    1,185(1)$     6,916(1)$      (8,301)   $     5,082
                                                  ===========    ==========   ===========   =============    ===========
Net income (loss) per share - basic
         and diluted...........................                  $     0.13(1)$      0.76(1)$       (0.68)   $      0.40
                                                                 ==========   ===========   =============    ===========
Weighted average number of shares outstanding -
         diluted...............................                       8,824         9,110          12,234         12,846
                                                                 ==========   ===========   =============    ===========


                                                                                 June 30,
                                                  ----------------------------------------------------------------------
Balance Sheet Data:                                  1994           1995         1996           1997            1998
                                                  -----------    ----------   -----------   -------------    -----------
Working capital................................   $    (5,999)   $   (1,897)  $    10,743   $      17,031    $    19,296
Inventories....................................         3,449         4,002         6,212           8,534         16,491
Total assets...................................        29,051        30,352        52,836          87,286        151,494
Short-term debt................................         2,068         1,302           871           3,565          6,394
Long-term debt.................................         7,496        10,188         7,695          29,785         73,413
Mandatorily redeemable preferred
         securities of a subsidiary trust......            --            --            --              --             --
Shareholders' equity...........................         4,118         5,699        34,641          37,641         43,980


(1) The Company was an S corporation prior to April 1996 and accordingly was not subject to federal and state income taxes prior to April 1996. For this portion of 1996 income tax expense, net income and net income per share are shown pro forma. Pro forma amounts reflect federal and state income taxes as if the Company had been a C corporation based on the effective tax rates that would have been in effect during these periods. See Note 11 to the Company's Financial Statements.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company is a leading provider of a full range of PCB and interconnect solutions, including schematic capture and design, quick-turnaround, prototyping and pre-production, and large volume production to electronics OEMs and contract manufacturers. The Company provides its solutions to four key electronics industry segments (with corresponding percentages of Company revenue for fiscal
1998): (i) data and
telecommunications (31%), (ii) computers and peripherals (36%), (iii) industrial and instrumentation (25%) and (iv) business and consumer (8%).

     In 1997 the Company implemented its One-Stop Shopping(TM) strategy to provide its customers with advanced technology and integrated manufacturing capabilities for the entire cycle of PCB creation. As part of that implementation the Company has made a number of strategic acquisitions. In November 1995 the Company acquired Circuit Technology, Inc. ("CTI") (now its Redmond facility) to increase its prototype production capability. In August 1996 the Company acquired Trend Circuits ("Trend") (now its Fremont facility) to increase its quick-turnaround capability. In March 1998 the Company acquired its Huntsville facility to increase its pre-production capability. In the last three years, Praegitzer also acquired or opened 12 design centers in the United States
(11) and in Israel (1). The Company believes that, with its facilities and recent technological expansion, it is one of the world's leading PCB design and manufacturing companies.

     The Company has experienced 46.5% compound revenue growth in fiscal years 1995 through 1998, compared with a U.S. PCB industry compound revenue growth rate of 8.5% over the same period. The Company attributes this growth, in part, to its One-Stop Shopping(TM) strategy, which is intended to provide the full spectrum of PCB services, from initial design, schematic capture and layout to prototype fabrication and full-volume production. By providing extensive design services, the Company has been able to attract additional quick-turnaround and high volume production business.

     The Company derives pricing for its products and services from a series of matrices. In volume and quick-turnaround production, bare board pricing generally depends on order size, board complexity (e.g., density and layer count), technology and special processes involved (e.g., microvias, buried vias and blind vias), and required turnaround time. The design division generally charges based on an hourly rate. The Company invoices its customers at the time the product is shipped. Pursuant to the Company's standard payment terms, invoices are due within 30 days after receipt. The Company typically offers a discount of up to 1.0% on payments made within 10 days of invoicing.

Results of Operations

     The following table sets forth certain financial data for the Company for the periods indicated as a percentage of revenue.

                                                                                  Year Ended June 30,
                                                                     ---------------------------------------------
                                                                         1996            1997            1998
                                                                     ------------     -----------    -------------
Revenue                                                                     100.0%          100.0%           100.0%
Cost of goods sold                                                           76.7            82.5             81.2
                                                                     ------------     -----------    -------------
Gross profit                                                                 23.3            17.5             18.8
Selling, general and administrative expense                                   9.4            13.0             12.8
Impairment and in-process technology expense                                   --             7.9               --
                                                                     ------------     -----------    -------------
Income (loss) from operations                                                13.9            (3.3)             5.9
Interest expense                                                              1.9             1.6              2.1
Other income                                                                  0.3             0.4              0.1
                                                                     ------------     -----------    -------------
Income (loss) from continuing operations                                     12.4            (4.5)             4.0
Provision for income taxes                                                    4.7(1)          1.1              1.2
                                                                     ------------     -----------    -------------
Net income (loss) from continuing operations                                  7.7%(1)        (5.6)%            2.8%
                                                                     ============     ===========    =============
--------------

(1) Provision for income taxes and net income from continuing operations are pro forma for the year ended June 30, 1996. The Company was an S corporation and accordingly was not subject to federal and state income taxes for the year ended June 30, 1996. See Note 11 to the Company's
     Financial Statements.

Year Ended June 30, 1998 ("fiscal 1998") Compared to Year Ended June 30, 1997 ("fiscal 1997")

     Revenue. Revenue in fiscal 1998 increased 23.5% to $182.8 million from $147.9 million in fiscal 1997. The Company's three primary products and services, (i) volume production, (ii) quick-turnaround, prototype and pre-production, and (iii) design, accounted for 72.0%, 21.1%, and 6.9% of revenues, respectively, in fiscal 1998 compared to 79.5%, 14.8%, and 5.7%, respectively, in fiscal 1997. The Company's increased revenue from design through pre-production is the result of the Company's increasing emphasis on its One-Stop Shopping(TM) strategy.

     Revenue growth in fiscal 1998 was the result of several factors, including gains in market share due to industry consolidation, increased capacity, improved technological capabilities and strategic advantages offered by the Company's One-Stop Shopping(TM) strategy. The balance of the increase in revenue was the result of several acquisitions in fiscal 1998, including the acquisition of the Huntsville facility in March 1998, and the acquisitions of two design centers, which added $3.2 million and $3.6 million to revenue during fiscal 1998, respectively.

     Volume production revenue increased 17.4% to $103.6 million in fiscal 1998 from $88.1 million in fiscal 1997. The increase in volume production business can be attributed to additional capacity, new customers, increased sales to existing customers, and new technology offerings. Significant new volume customers in fiscal 1998 included SMTC/Dell, EMC, Celestica, RadiSys, and Teradyne, among others. Existing customers with increased sales in 1998 included Xerox, Motorola, SCI and PSC.

     Quick-turnaround, prototype and pre-production revenue increased 26.0% to $65.3 million in fiscal 1998 from $51.9 million in fiscal 1997. These increases in revenue can be attributed to increased prototype production generated by the Company's design division, the addition of the Huntsville facility and enhanced technological capabilities.

     Design revenue increased 76.3% to $13.9 million in fiscal 1998 compared to $7.9 million in fiscal 1997. The revenue increase can be primarily attributed to two design acquisitions that added $3.6 million of revenue in fiscal 1998. The balance of revenue growth can be attributed to higher average bill rates, more designers and other factors, including increased business from existing and new customers such as Intel, NEC, Bay Networks and 3Com.

     Cost of Goods Sold. Cost of goods sold includes direct labor, materials and manufacturing overhead costs. The cost of goods sold in fiscal 1998 was $148.5 million, or 81.2% of revenue, compared to $122.0 million, or 82.5% of revenue, in fiscal 1997. This decrease was primarily due to lower materials costs and labor costs as a percentage of revenues, achieved through supplier price concessions, lower scrap rates, improved yields, higher employee productivity and improved process efficiencies.

     Gross Profit. Gross profit in fiscal 1998 increased 32.2% to $34.3 million from $25.9 million in fiscal 1997. Gross margin increased to 18.8% in fiscal 1998 compared to 17.5% in fiscal 1997. These increases were due to both increased revenue and a decrease in the cost of goods sold as a percentage of revenue, as discussed above.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses in fiscal 1998 increased $4.3 million, or 22.2%, to $23.5 million from $19.2 million in fiscal 1997. The increase in expenses was due to increased personnel and fixed costs associated with the expansion of the design division and corporate sales force. As a percentage of revenue, selling, general and administrative expenses decreased to 12.8% in fiscal 1998 from 13.0% in fiscal 1997.

     Net Income (Loss) from Operations. Operating income in fiscal 1998 increased $15.7 million to $10.8 million, or 5.9% of total revenues, compared to an operating loss of $4.9 million in fiscal 1997. The gains in operating income were driven by improvements in gross margin and the benefit from the elimination of the $11.7 million nonrecurring expense related to impairment and in-process technology in fiscal 1997. Excluding this write-off, income from operations was $6.7 million, or 4.6% of revenue, for fiscal 1997. The increase in income from operations in fiscal 1998, excluding the one-time write-off from fiscal 1997, was primarily the result of increased efficiency in the Company's expanded manufacturing facilities.

     Interest Expense. Interest expense in fiscal 1998 increased $1.5 million, or 63.7%, to $3.8 million from $2.3 million in the prior year. The increase was primarily the result of increased borrowings required to finance the Intergraph acquisition and equipment purchases.

     Income Taxes. Income taxes in fiscal 1998 were $2.2 million compared to an income tax provision of $1.7 million in fiscal 1997. The effective tax rate in fiscal 1998 was 30.4%. During fiscal 1997, the Company had a tax expense on a pre-tax book loss primarily due to the add-backs of a goodwill and an in-process technology write-off, neither of which were tax deductible. Federal and state research and experimental tax credits, however, partially offset the effect of these add-backs. Absent the add-back of the goodwill and in-process technology write-offs, the Company's effective tax rate for fiscal 1997 would have been 29.4%.

     Net Income. As a result of the factors described above, including the write-off of $11.7 million non- recovery expenses related to impairment and in-process technology expense, the net income in fiscal 1998 of $5.1 million represents an increase of $13.4 million compared to the net loss of $8.3 million in fiscal 1997.

Year Ended June 30, 1997 Compared to Year Ended June 30, 1996 ("fiscal 1996")

     Revenue. Revenue in fiscal year 1997 was $147.9 million, an increase of $52.8 million, or 55.6%, from fiscal 1996. The increase resulted primarily from the Company's acquisitions in fiscal 1997, including the acquisition of Trend, now the Company's Fremont division, which increased revenue by $26.8 million. Revenue contribution from the design division increased $5.5 million for fiscal 1997, due in part to the acquisition of six strategically located design centers in fiscal 1997, which increased revenue by $1.9 million. The increase was also due to improved sales resulting from the efforts of the Company's expanded sales force, as well as increased capacity in the Company's White City and Dallas, Oregon facilities.

     Cost of Goods Sold. Cost of goods sold was $122.0 million in fiscal 1997, or 82.5% of revenue, as compared to $72.9 million in fiscal 1996, or 76.7% of revenue. This increase was primarily due to capacity constraints in inner layer production at the Dallas facility caused by a transition to new technologies. The transition period, which extended into the third quarter, resulted in increased scrap rates, decreased throughput and forced outsourcing of some processes for the division. In addition, the Company had expansions at its Redmond and White City facilities to increase capacity.

     Gross Profit. Gross profit in fiscal 1997 was $25.9 million, or 17.5% of revenue, compared to $22.2 million, or 23.3% of revenue, in fiscal 1996. This decrease was due primarily to an increase in cost of goods sold as a percentage of revenue, as discussed above.

     Selling, General and Administrative Expense. Selling, general and administrative expense in fiscal 1997 was $19.2 million, or 13.0% of revenue, compared to $8.9 million, or 9.3% of revenue, in fiscal 1996. The increase was primarily a result of increased personnel and fixed costs required to support higher levels of sales and the overall growth of the Company. The Company also experienced higher than expected integration costs related to the acquisitions of Trend, CTI and several design centers. In addition, goodwill amortization increased by $1.1 million during fiscal 1997 as a result of the Trend acquisition.

     Impairment and In-Process Technology Expense. In the first quarter of fiscal 1997, the Company took a one-time write-off of $11.7 million of certain goodwill associated with the CTI acquisition and purchased research and development costs related to the acquisition of Trend. This write-off is defined as impairment and in-process technology.

     Net Income (Loss) from Operations. Net loss from operations in 1997 was $4.9 million compared to operating income of $13.3 million in fiscal 1996. The decrease, primarily the result of a one-time write-off of goodwill and purchased research and development costs, was adversely affected by capacity constraints and higher scrap rates arising from transitions to new technologies, and decreased utilization of capacity at expanded facilities. Excluding this write-off, income from operations was $6.7 million, or 4.6% of revenue, in fiscal 1997.

     Interest Expense. Interest expense in fiscal 1997 was $2.3 million, an increase of $496,000, or 27.6%, from fiscal 1996. The increase was the result of increased borrowings required to finance the acquisition of Trend, increased working capital needs and capital expenditures.

     Income Taxes. Although the Company had a pre-tax book loss, the Company had a tax expense of $1.7 million in fiscal 1997, due to the add-back of goodwill and the write-off of in-process technology which are not tax deductible. Federal and state research and experimental tax credits, however, partially offset the effect of these add-backs. Absent these nonrecurring items, the Company's effective tax rate would have been 29.4% in fiscal 1997 compared to a pro forma effective tax rate of 36.0% in fiscal 1996.

     Net Income (Loss). Net loss in fiscal 1997 was $8.3 million, compared to pro forma net income of $6.9 million in fiscal 1996. This loss resulted primarily from a one-time write-off of goodwill and purchased research and development costs associated with the Trend and CTI acquisitions, as well as higher sales costs.

Liquidity and Capital Resources

     Since its inception, the Company has financed its operations and capital expenditures with cash from operations and debt financing, as well as an initial public offering in April 1996. Net cash provided by operating activities was $10.4 million, $1.7 million and $8.9 million for fiscal 1998, 1997 and 1996, respectively. As of June 30, 1998, the Company had $1.2 million in cash and cash equivalents and working capital of approximately $19.3 million.

     Capital expenditures were $39.3 million, $24.8 million and $7.5 million for fiscal 1998, 1997 and 1996, respectively. These capital expenditures were primarily for manufacturing equipment and plant expansions and modernization. Although the Company has no commitments in material amounts, it expects capital expenditures for fiscal 1999 to be between 8% to 12% of revenue for facility expansions and equipment.

     The Company increased its bank line of credit to $40.0 million at June 30, 1998 from $15.0 million at June 30, 1997. At June 30, 1998 borrowings of $37.5 million were outstanding and $652,000 was available for borrowings based on eligible accounts receivable and inventory. Amounts outstanding under the line of credit bear interest at the bank's prime rate (8.5% per annum at June 30, 1998). Under the line of credit, the Company must maintain certain financial ratios and other covenants. The line of credit also requires that the Company issue at least $25 million in junior subordinated debt or equity prior to January 1, 1999. In fiscal 1998, the Company borrowed $15.2 million from Heller Financial, Inc., secured by real property and miscellaneous equipment at the Company's Huntsville facilities.

     The Company is in compliance with all the terms of each of the Key Agreement, the Heller Agreements and the Finova Agreement, and no events of default exist under any of these agreements. The Company has received waivers and going-forward covenant modifications with respect to each of the Key Agreement, the Heller Agreements and the Finova Agreement relating to certain technical defaults and events of default that arose as a result of noncompliance with certain financial covenants in the Heller Agreements and the Finova Agreement. The Company has made all payments on all indebtedness related to these agreements.

     The Company believes existing cash and cash equivalents, funds generated from operations, its credit facility with the bank and equipment financings as well as proceeds from this offering will be sufficient to fund its operations for the next twelve months. To enhance its ability to fund its operations, the Company is actively exploring additional and alternative sources of financing to supplement or replace its existing credit agreements. In that regard, the Company anticipates causing a wholly owned business trust subsidiary to file a registration statement with the Securities and Exchange Commission in the first fiscal quarter of 1999 to register for sale to the public trust preferred securities, the proceeds of which would be used to purchase $40 million principal amount of junior subordinated deferrable interest debentures to be issued by the Company. (Any offering of trust preferred securities will be made only by means of a prospectus.) In connection with this proposed public financing, the Company expects to use the net proceeds to repay amounts under various of its credit agreements. There is no assurance that the proposed public offering will be completed or that the terms of the offering will not differ materially from those described above.

Recent Accounting Pronouncement

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Earnings." SFAS No. 130 establishes requirements for disclosure of comprehensive income and becomes effective for the Company's first quarter of the fiscal year ending June 30, 1999. Reclassification of prior year financial statements for comparative purposes is required. Management has not completed an evaluation of the effects this standard will have on the Company's financial position or results of operations.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The new standards becomes effective for the Company's fiscal year ending June 30, 1999. Adoption of this statement may result in additional disclosures but will have no material impact on the Company's results of operations or financial position.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new statement will require recognition of all derivatives as either assets or liabilities on the balance sheet at fair value. The new statement becomes effective for the first quarter of fiscal year ending June 30, 2000. Management has not completed an evaluation of the effects this standard will have on the Company's financial position or results of operations.

Year 2000 Compliance

     Certain computer hardware and software use two-digit data fields to store and recognize years, assuming the first two digits of the year are "19" (e.g., the number "98" is recognized as "1998"). This and certain similar protocols give rise to possible problems related to the recognition of dates in years after 1999-- so-called "Year 2000" issues. The Company continues to assess and address the business risks associated with Year 2000 issues. Some of the Company's systems include hardware and packaged software recently purchased from vendors who have represented that these systems are Year 2000 compliant.

     Other hardware and software used by the Company has been identified by the Company as not being Year 2000 compliant. The Company expects that Year 2000 upgrades to the software used in its manufacturing systems and replacement components for certain older hardware used in these systems will soon be available from vendors. The cost of these upgrades and replacements is not expected to be material.

     The Company relies on a number of vendors and suppliers, including banks, telecommunication providers, and other providers of goods and services. The inability of these third parties to conduct their business for a significant period of time due to the Year 2000 issue could have a material adverse impact on the Company's operations. The Company has not determined whether all of its vendors and suppliers are Year 2000 compliant. The Company's reliance on single vendor source suppliers, however, is minimal, and the Company seeks to limit sole source supply relationships. The Company is continuing to assess potential Year 2000 issues and is developing contingency plans. At this time, the Company believes costs incurred in responding to other parties' Year 2000 computer system deficiencies, together with the cost of any required modifications to the Company's systems, will not have a material impact on the Company's results of operations or financial condition. This analysis may be modified as the Company's assessment of potential Year 2000 issues progresses.

Item 7(a).  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not applicable

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     The Company's Financial Statements and the Report of Independent Public Accountants thereon are presented in the following pages. The Financial Statements filed in Item 8 are as follows:

     Independent Auditors' Report

     Consolidated Balance Sheets as of June 30, 1998 and 1997

     Consolidated Statements of Operations for the years ended June 30, 1998, 1997 and 1996

     Consolidated Statements of Cash Flows of the years ended June 30, 1998, 1997 and 1996

     Consolidated Statements of Shareholders' Equity for the years ended June 30, 1998, 1997 and 1996

     Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Shareholders
Praegitzer Industries, Inc.

     We have audited the accompanying consolidated balance sheets of Praegitzer Industries, Inc. and subsidiary as of June 30, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Praegitzer Industries, Inc. and subsidiary as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP
Portland, Oregon
September 4, 1998

                           PRAEGITZER INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1998 AND 1997
------------------------------------------------------------------------------------

ASSETS                                                    1997              1998
CURRENT ASSETS:
  Cash and cash equivalents                           $    441,950     $   1,169,912
  Receivables, net of allowance
    for doubtful accounts of $400,000
    at June 30, 1997 and 1996                           24,452,506        28,562,209
  Inventories (Note 4)                                   8,534,428        16,491,325
  Prepaid expenses                                         454,304         2,438,844
  Current deferred tax asset (Note 11)                     628,532           474,175
                                                      ------------     -------------
           Total current assets                         34,511,720        49,136,465

PROPERTY, PLANT, AND EQUIPMENT, Net (Note 5)            40,036,399        88,825,496
RESTRICTED CASH                                            162,903                 -
OTHER ASSETS (Note 6)                                   12,574,899        13,532,050
                                                      ------------     -------------
TOTAL                                                 $ 87,285,921     $ 151,494,011
                                                      ============     =============

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
  Bank overdraft                                      $  2,041,554     $   3,709,446
  Accounts payable                                       8,504,485        13,929,852
  Accrued payroll and related benefits                   2,878,913         3,955,300
  Other current liabilities                                491,610         1,851,425
  Current portion of long-term
    obligations (Notes 8 and 9)                          3,564,591         6,393,664
                                                      ------------     -------------
           Total current liabilities                    17,481,153        29,839,687

LONG-TERM OBLIGATIONS,
  Net of current portion (Notes 8 and 9)                29,784,885        73,413,472
DEFERRED TAX LIABILITY (Note 11)                         2,306,426         4,197,481
DEFERRED GAIN                                               72,578            63,550
COMMITMENTS AND CONTINGENCIES (Note 9)                           -                 -

SHAREHOLDERS' EQUITY:
  Preferred stock; 500,000 shares authorized,
    no shares issued and outstanding                             -                 -
  Common stock, 50,000,000 shares authorized and
    12,750,214 shares issued and outstanding at
    June 30, 1998 and 12,434,518 at June 30, 1997       41,232,502        42,324,553
  Retained earnings (deficit)                           (3,591,623)        1,655,268
                                                      ------------     -------------
           Total shareholders' equity                   37,640,879        43,979,821
                                                      ------------     -------------
TOTAL                                                 $ 87,285,921     $ 151,494,011
                                                      ============     =============

See notes to consolidated financial statements.

                           PRAEGITZER INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED JUNE 30, 1998, 1997, AND 1996
-------------------------------------------------------------------------------------------------------

                                                          1996              1997               1998

REVENUE                                              $  95,101,170     $ 147,947,303      $ 182,773,158

COST OF GOODS SOLD                                      72,941,213       122,012,818        148,487,031
                                                     -------------     -------------      -------------

           Gross profit                                 22,159,957        25,934,485         34,286,127

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE             8,895,548        19,188,455         23,456,329

IMPAIRMENT AND IN-PROCESS
   TECHNOLOGY EXPENSE (Notes 3 and 7)                            -        11,650,000                  -
                                                     -------------     -------------      -------------

INCOME (LOSS) FROM OPERATIONS                           13,264,409        (4,903,970)        10,829,798

Interest expense                                         1,798,914         2,295,140          3,757,236
Other income, net                                          301,642           568,412            224,125
                                                     -------------     -------------      -------------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES                        11,767,137        (6,630,698)         7,296,687

PROVISION FOR INCOME TAXES (Note 11)                     1,445,000         1,669,809          2,214,938
                                                     -------------     -------------      -------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                10,322,137        (8,300,507)         5,081,749

DISCONTINUED OPERATIONS (Note 10)                        (612,000)                 -                  -
                                                     -------------     -------------      -------------

NET INCOME (LOSS)                                    $   9,710,137     $  (8,300,507)     $   5,081,749
                                                     =============     =============      =============
PRO FORMA NET INCOME DATA
  (Note 11) (Unaudited):
  Income from continuing operations
    before income taxes, as reported                 $  11,767,137
  Pro forma provision for income taxes                  (4,472,000)
  Discontinued operations, as reported                    (612,000)
  Pro forma tax benefit
    of discontinued operations                             233,000
                                                     -------------

           Pro forma net income                      $   6,916,137
                                                     =============
NET INCOME (LOSS) PER SHARE,
  BASIC AND DILUTED (Note 2)
  (1996 Pro Forma unaudited) from:
  Continuing operations                              $        0.80     $       (0.68)     $        0.40
  Discontinued operations                                    (0.04)                -                  -
                                                     -------------     -------------      -------------
NET INCOME (LOSS) PER SHARE,
  BASIC AND DILUTED                                  $        0.76     $       (0.68)     $        0.40
                                                     =============     =============      =============

See notes to consolidated financial statements.

                           PRAEGITZER INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 1998, 1997, AND 1996
-----------------------------------------------------------------------------------------------------

                                                          1996             1997              1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                   $ 9,710,137     $ (8,300,507)     $  5,081,749
  Adjustments to reconcile net
    income (loss) to net cash
    provided by operating activities:
      Depreciation and amortization                     4,911,279        7,376,595         8,902,708
      Loss (Gain) on sale of fixed assets                (111,730)        (564,858)          (53,445)
      Deferred taxes                                      502,000          474,325         2,045,412
      Provision for doubtful accounts                     292,354          135,000                 -
      Impairment and in-process
        technology expense                                      -       11,650,000                 -
      Loss on discontinued operations                     612,000                -                 -
      Changes in operating
        assets and liabilities
        Receivables                                    (3,361,233)      (8,474,182)       (3,186,023)
        Inventory                                        (688,624)      (1,366,761)       (6,475,384)
        Accounts payable                               (2,684,743)       1,301,094         4,479,382
        Income taxes payable                              943,000         (980,835)       (1,892,929)
        Accrued payroll and related benefits              288,645          345,317         1,074,422
        Other current liabilities                      (1,336,809)         214,561           453,904
        Other                                            (132,935)         (90,912)          (77,253)
                                                      -----------     ------------      ------------

     Net cash provided by operating activities          8,943,341        1,718,837        10,352,543
                                                      -----------     ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant, and equipment          (7,525,631)     (24,760,670)      (39,334,464)
  Additions to other assets                                     -         (121,502)         (746,927)
  Proceeds from sale of property,
    plant, and equipment                                  217,955       11,187,029         4,244,785
  Acquisitions, net of cash acquired                   (2,000,000)      (5,375,122)      (19,170,255)
  Net reductions in amounts due from
    related parties and shareholders                   (2,594,714)               -                 -
  Change in restricted cash                                (2,331)         143,053           162,903
                                                      -----------     ------------      ------------

     Net cash used in investing activities            (11,904,721)     (18,927,212)      (54,843,958)
                                                      -----------     ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net additions to (reductions in)
    short-term borrowings                              (5,199,771)      11,463,066        25,063,359
  Borrowing of long-term debt                           3,880,409       21,814,498        21,300,000
  Payments on long-term debt                           (7,713,451)     (16,386,981)       (3,261,600)
  Proceeds from initial public
    offering, net of expenses                          19,340,185                -                 -
  Issuances of common stock
    under employee stock plans                                  -          307,964         1,091,051
  Dividends paid                                       (6,783,635)               -                 -
  Payments on capital leases                             (108,460)        (636,884)         (641,325)
  Increase (decrease) in bank overdrafts                 (438,270)       1,049,975         1,667,892
                                                      -----------     ------------      ------------

     Net cash provided by financing activities          2,977,007       17,611,638        45,219,377
                                                      -----------     ------------      ------------

INCREASE IN CASH AND CASH EQUIVALENTS                 $    15,627     $    403,263      $    727,962

                                                                                      (Continued)

                           PRAEGITZER INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 1998, 1997, AND 1996
-----------------------------------------------------------------------------------------------------

                                                           1996             1997              1998
INCREASE IN CASH AND CASH EQUIVALENTS                  $    15,627     $    403,263      $    727,962

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                                      23,060           38,687           441,950
                                                       -----------     ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR               $    38,687     $    441,950      $  1,169,912
                                                       ===========     ============      ============

SUPPLEMENTAL DISCLOSURE
  OF CASH FLOW INFORMATION -
  Cash paid during the year for interest               $ 1,789,375     $  1,915,515      $  3,734,173
  Cash paid during the year
    for income taxes, net                                        -        2,165,392         2,062,324

NONCASH INVESTING AND FINANCING ACTIVITIES:

  During the year ended June 30, 1996, the Company used $526,720 of operating lease deposits toward the purchase of equipment.

  During the year ended June 30, 1996, the Company distributed dividends of $468,087 to a shareholder by reducing amount due from shareholder.


See notes to consolidated financial statements.
                                                                          (Concluded)

                           PRAEGITZER INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 1998, 1997, AND 1996
----------------------------------------------------------------------------------------------------------------


                                                            Common Stock
                                                     ---------------------------     Retained
                                                       Number                        Earnings
                                                     of Shares           Amount       (Deficit)           Total
                                                     ---------      -----------    -----------      -----------
BALANCES, JUNE 30, 1995                              8,086,875      $ 4,308,916    $ 1,389,703      $ 5,698,619

Stock issued in connection with acquisitions           700,000        7,143,714              -        7,143,714
Initial public offering, net of expenses             2,275,000       19,340,185              -       19,340,185
Dividends                                                    -         (468,087)    (6,783,635)      (7,251,722)
Net earnings June 30, 1996                                   -         (392,679)    10,102,816        9,710,137
                                                    ----------      -----------    -----------      -----------

BALANCES, JUNE 30, 1996                             11,061,875       29,932,049      4,708,884       34,640,933

Stock issued in connection with acquisitions         1,330,000       10,992,489              -       10,992,489
Proceeds from exercise of Incentive Stock Options       12,000          114,000              -          114,000
Proceeds from issuance under the ESPP                   30,643          193,964              -          193,964
Net loss June 30, 1997                                      -                -      (8,300,507)      (8,300,507)
                                                    ----------      -----------    -----------      -----------

BALANCES, JUNE 30, 1997                             12,434,518       41,232,502     (3,591,623)      37,640,879

Stock issued in connection with acquisitions           200,000            1,000        165,142          166,142
Proceeds from exercise of Incentive Stock Options       54,048          499,738              -          499,738
Proceeds from issuance under the ESPP                   61,648          591,313              -          591,313
Net earnings June 30, 1998                                  -                -       5,081,749        5,081,749
                                                    ----------      -----------    -----------      -----------

BALANCES, JUNE 30,1998                              12,750,214     $ 42,324,553    $ 1,655,268     $ 43,979,821
                                                    ==========     ============    ===========     ============

See notes to consolidated financial statements.

                           PRAEGITZER INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business - Praegitzer Industries, Inc. (the "Company" or "Praegitzer") is incorporated under the laws of the State of Oregon, and its principal business is the design, manufacture and sale of electronic circuit boards.

     Principles of Consolidation - The accompanying financial statements include the accounts of the Company and its majority owned subsidiary, since its acquisition on April 13, 1998. All significant intercompany transactions and balances have been eliminated.

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

     Cash and Cash Equivalents includes all cash and short-term debt instruments, purchased with an original maturity of three months or less.

     Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The risk is limited due to the fact that the Company's trade accounts receivable are derived from sales in various geographic areas to numerous companies varying in size within the electronics industry. Additionally, the Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral, such as letters of credit or security agreements. Credit losses have consistently been within management's expectations.

     Property, Plant, and Equipment - Depreciation of property and equipment is provided on the straight-line method based on the estimated useful lives of the individual assets, primarily 3 to 10 years for equipment and 31 years for buildings. The Company records the assets and the related obligations of capital leases at amounts based upon the cash purchase price of the assets involved at the beginning of the lease term. Depreciation and amortization expense also includes amortization of equipment recorded under capital leases provided on the basis of the estimated useful lives of the individual assets, primarily 5 years, on the straight-line method.

     Loan Fees - Other assets include loan fees incurred by the Company. These fees are being amortized over the terms of the loans.

     Goodwill - The Company amortizes costs in excess of fair value of net assets of businesses acquired using the straight-line method over a period of fifteen years. Management reviews, on an ongoing basis, the continuing appropriateness of the remaining amortizable life and the net realizable value of the unamortized balance.

     Asset Impairments - Long-lived assets to be held and used by the Company are reviewed for impairment when events and circumstances indicate costs may not be recoverable. Losses are recognized when the book values exceed expected undiscounted future cash flows. If impairment exists, the asset's book value is written down to its estimated fair value. Assets to be disposed are written down to their fair value, less sales costs. See note 7 for a discussion of a charge in 1997 related to impairment of goodwill.

     Derivative Financial Instruments - The Company has only limited involvement with derivative financial instruments. See note 8 for a discussion of the Company's derivative instruments as of June 30, 1998.

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

     Future Accounting Pronouncements - In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, Reporting Comprehensive Earning. SFAS No. 130 establishes requirements for disclosure of comprehensive income and becomes effective for the Company's first quarter of the fiscal year ending June 30, 1999. Reclassification of prior year financial statements for comparative purposes is required. Management has not completed an evaluation of the effects this standard will have on the Company's financial position or results of operations.

     In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The new standard becomes effective for the Company's fiscal year ending June 30, 1999. Adoption of this statement may result in additional disclosures but will have no material impact on the Company's results of operations or financial position.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The new statement will require recognition of all derivatives as either assets or liabilities on the balance sheet at fair value. The new statement becomes effective for the first quarter of fiscal year ending June 30, 2000. Management has not completed an evaluation of the effects this standard will have on the Company's financial position or results of operations.

     Reclassifications - Certain amounts from the prior year's financial statements have been reclassified to be consistent with the current year presentation.


2.   EARNINGS PER SHARE

     In February 1997, the FASB issued SFAS No. 128, Earnings per Share, which specifies new standards for computing and disclosing earnings per share and is effective for periods ending after December 15, 1997. The Company has adopted this standard and has restated its earnings per share ("EPS") for prior periods presented. The basic EPS has been computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted EPS has been computed by dividing net income by the weighted average common and common equivalent shares outstanding during each period using the treasury stock method, if the common equivalent shares were not anti-dilutive. The difference between the basic and diluted weighted average shares is due to common stock equivalent shares resulting from outstanding stock options and warrants. Net income for the calculation of both basic and diluted EPS is the same for all periods presented. The calculation of the weighted average outstanding shares is as follows:

                                                       Proforma
                                                         1996             1997            1998
                                                     ------------     ------------   -------------
Weighted average shares outstanding-basic               9,070,209       12,233,769     12,694,039
Common stock options and warrants                          40,024                -        151,757

                                                     ------------     ------------   -------------

Weighted average shares outstanding-diluted             9,110,233       12,233,769     12,845,796
                                                     ============     ============   =============

3.    ACQUISITIONS

     Effective April 13, 1998, the Company acquired 51% of the outstanding capital stock of Likom PCB Sdn Bhd ("Likom"), a printed circuit board manufacturer located in Malaysia. The purchase price was up to 5.2 million Ringgit, $1,432,000 based on the currency exchange rate on April 27, 1998, which consisted of the transfer and contribution to Likom of third-party software license rights, machinery and equipment currently owned or purchased by the Company and cash.

     The acquisition of Likom has been accounted for using the purchase method of accounting. The operating results from the date of purchase have been consolidated in the Company's financial statements. No goodwill was recognized related to this acquisition.

     On March 31, 1998, the Company acquired a printed circuit board fabrication facility located in Huntsville, Alabama from Intergraph Corporation ("Intergraph"). The acquisition consisted of land, building, equipment and inventory. The purchase price for the assets was $15.95 million, which was paid in cash.

     The acquisition was accounted for under the purchase method of accounting and, accordingly, the operating results of Intergraph from the date of purchase are included in the Company's financial statements. The estimated fair market value of assets approximate the fair market value of the liabilities and, accordingly, no goodwill was recognized.

     On August 28, 1996, the Company acquired Trend Circuits, Inc. ("Trend"), a circuit board manufacturing company. The acquisition was accomplished by a merger of Trend with and into Praegitzer. The purchase price included $5,000,000 of cash and 1,000,000 shares of Praegitzer's common stock valued at $10.65 per share.

     The acquisition was accounted for under the purchase method of accounting and, accordingly, the operating results of Trend from the date of purchase are included in the Company's financial statements. The estimated fair market value of assets and liabilities acquired was approximately $9,600,000 and $11,900,000, respectively. The Company incurred a one-time charge of $8,000,000 related to a portion of the purchase price allocated to in-process technology which was expensed at the closing of the transaction. The remaining excess of the aggregate purchase price over the fair market value of the net assets acquired of $9,900,000 was recognized as goodwill and is being amortized over fifteen years.

     On November 15, 1995, Praegitzer acquired Circuit Technology, Inc. ("CTI"), a circuit board manufacturing company. The acquisition was accomplished by a merger of CTI with and into Praegitzer. The purchase price included $2,000,000 of cash and 700,000 shares of Praegitzer's common stock which was valued at $10.21 per share.

     The acquisition has been accounted for under the purchase method of accounting and, accordingly, the operating results of CTI have been included in the Company's combined financial statements since the date of acquisition. The estimated fair market value of assets and liabilities acquired was approximately $8,000,000 and $7,300,000, respectively. The excess of the aggregate purchase price over the fair market value of net assets acquired of $8,400,000 was recognized as goodwill and is being amortized over fifteen years. During the year ended June 30, 1997 the Company recorded an impairment of goodwill related to CTI of $3,650,000 (See Note 7). The remaining goodwill is being amortized over the remaining life of 15 years.

     The following unaudited pro forma results of operations assume the acquisitions occurred on July 1, 1996:

                                            Year Ended June 30,
                                       ------------------------------
                                            1997               1998
Revenue                                $172,511,303      $197,332,158
Net income (loss)                        (2,761,507)        2,630,749
Net income (loss) per share                   (0.23)             0.21

     The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the Likom, Intergraph, CTI and Trend acquisitions been consummated as of July 1, 1996 nor is it necessarily indicative of future operating results.

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

     In addition, the Company acquired several other companies during the last three years, which were not significant to its financial position, results of operations or cash flows. During the year ended June 30, 1998, one acquisition was accounted for as a pooling of interest; however, prior period financial statements were not restated because the retroactive effect was not material. During the year ended June 30, 1997, two acquisitions were accounted for as pooling of interests; however, prior period financial statements were not restated because the retroactive effect was not material. All other acquisitions were accounted for using the purchase method. Under the purchase method, the results of operations of acquired companies are included prospectively from the date of acquisition, and the acquisition cost is allocated to the acquirees' assets and liabilities based upon their fair market values at the date of the acquisition. To accomplish the mergers a total of 200,000 and 330,000 shares were issued during the years ended June 30, 1998 and 1997, respectively. At June 30, 1998 and 1997, the net book value of goodwill associated with acquisitions was $11,486,072 and $12,414,228, respectively, and is being amortized on a straight-line basis over 15 years.


4.   INVENTORIES

     Inventories consist of the following:

                                             1997             1998
Raw materials and supplies               $ 3,117,427     $ 6,430,638
Work-in-process                            5,417,001      10,060,687
                                         -----------     -----------

           Total inventories             $ 8,534,428     $16,491,325
                                         ===========     ===========

5.   PROPERTY, PLANT AND EQUIPMENT

                                           Useful
                                            Life
                                           (Years)             1997             1998
Land                                          -           $  3,302,576     $  1,468,212
Buildings and leasehold improvements       10 to 31         14,453,908       21,899,123
Equipment                                  3 to 10          42,770,430       83,949,892
Office furniture and fixtures               5 to 7             660,388        1,086,121
Projects in process                           -              1,669,207       10,670,668
Deposits on equipment                         -              2,962,150        5,726,843
                                                          ------------     ------------

                                                            65,818,659      124,800,859
Accumulated depreciation and amortization                  (25,782,260)     (35,975,363)
                                                          ------------     ------------

           Property, plant and equipment                  $ 40,036,399     $ 88,825,496
                                                          ============     ============

     At June 30, 1998 and 1997, the Company had equipment of $2,535,381 and $3,678,970, respectively, financed with capital leases. The total accumulated amortization at June 30, 1998 and 1997 was $946,712 and $617,499, respectively.


6.   OTHER ASSETS

                                                  1997             1998
Goodwill                                     $ 12,414,228     $ 11,486,072
Other                                             160,671        2,045,978
                                             ------------     ------------

           Total other assets                $ 12,574,899     $ 13,532,050
                                             ============     ============

     Other assets are presented net of related accumulated amortization of $3,302,606 and $2,296,946 at June 30, 1998 and 1997, respectively.


7.   IMPAIRMENT OF GOODWILL

     During the year ended June 30, 1997 the Company recorded an impairment of $3,650,000 of certain goodwill associated with the CTI acquisition. The impairment was due to the inability of the CTI operation (now Redmond Division), which was purchased to serve as the Company's quick-turn operation, to move its product mix from 75% production 25% quick-turnaround. Further, it was anticipated that turning Redmond's operation into a quick-turnaround operation would be very costly in both time and cash flow. Recognizing the problem, the Company acquired Trend (now Fremont Division), an operation that is

     80% to 90% quick-turnaround. The Company plans to utilize the Fremont Division for the majority of its quick-turnaround requirements. This resulted in an impairment of goodwill related to the CTI acquisition.

     In determining the amount of the impairment charge, the Company developed estimates of operating cash flows over the remaining business life cycle. Future cash flows, excluding interest charges, were discounted using an estimated 8% incremental borrowing rate.


8.   LONG-TERM NOTES PAYABLE

                                                                                              1997             1998
Line of credit of $40,000,000 payable to Key Bank, 8.5% at June 30, 1998,
  collateralized by inventory and accounts receivable, expires March 31, 2000            $ 12,447,658     $ 37,511,017
Note payable to Heller Financial, Inc., 9.9375% at June 30, 1998 payable in monthly installments of $180,952 beginning February 1,1999 plus accrued interest at LIBOR plus 4.25% collaterialized by real property and equipment
  at the Huntsville, Alabama facility, $6.1 million due April 1, 2003                               -       15,200,000
Note payable to Heller Financial, Inc., 8.4375% at June 30, 1998 payable in monthly installments of $111,111 plus accrued interest at LIBOR plus
  2.75%, collaterialized by real property and equipment at the Dallas, Oregon
  facility due November 1, 2004                                                            10,000,000        8,666,667
Notes payable to Heller Financial, Inc.,  7.8% to 7.9%, due in monthly installments of $94,697 including interest, collateralized by machinery and
  equipment due January 1, 2005 and April 1, 2005                                                   -        5,864,824
Note payable to Heller Financial, Inc., 8.2375% at June 30, 1998 payable in monthly installments of $55,555 plus accrued interest at LIBOR plus 2.55%, collateralized by real property and equipment at the White City, Oregon
  facility, due February 1, 2004                                                            4,500,000        3,833,333
Note payable to Finova Capital Corporation, 9.93%, payable in 35 monthly installments plus accrued interest, through August 1, 1999,  $2.2 million
 due  September 1, 1999                                                                     3,995,278        3,251,862
Shareholder loan payable to Rubitasi Holding Company, 0%, at June 30, 1998 payable in 36 monthly installments plus accrued interest at the Maybank rate, interest begins to accrue on November 12, 1998 at which time the first
  payment is due.                                                                                   -        1,763,224
Other notes payable,  0% to 10% at June 30, 1998                                              305,779          977,004
                                                                                         ------------     ------------

           Subtotal                                                                        31,248,715       77,067,931
Current portion                                                                            (2,917,466)      (4,874,852)
                                                                                         ------------     ------------

           Total long-term notes payable                                                 $ 28,331,249     $ 72,193,079
                                                                                         ============     ============

     To reduce the risk of fluctuations in interest rates the Company entered into an interest rate swap agreement with Key Bank during the year ended June 30, 1997. The swap has a notional amount of $5 million and effectively changes the Company's interest rate exposure on the Key Bank lease line from a variable rate to a 6.10% fixed rate. This agreement matures in 2003.

     The Company's loan agreements with Heller Financial, Inc. and Finova Credit Corporation contain certain financial covenants. At June 30, 1998 the Company was not compliant with certain of these financial covenants, which caused the Company to be in technical default under its credit agreement with Key Bank and its loan agreements with Heller Financial, Inc. and Finova Credit Corporation. The Company has received waivers from its lenders for all of these defaults. The Company was in compliance with all other covenants at June 30, 1998.

     Maturities on the notes payable as of June 30, 1998 were as follows:

     Year Ending June 30,
     --------------------------------------------------
          1999                             $  4,874,852
          2000                               45,454,708
          2001                                5,589,016
          2002                                5,254,857
          2003                               10,738,420
       Thereafter                             5,156,078
                                           ------------

                   Total                   $ 77,067,931
                                           ============


9.   COMMITMENTS AND CONTINGENCIES

     Capital Leases

     The Company has acquired certain equipment under capital lease obligations bearing interest rates ranging from 9.25% to 31.03% and monthly installments totaling $143,591 including interest at June 30, 1998 and interest rates ranging from 9.25% to 13.69% and monthly installments totaling $68,136 including interest at June 30, 1997.

     Operating Leases

     Praegitzer leases buildings and equipment under operating lease agreements that expire at various times through 2004.

     The following table is a schedule of future minimum principal payments under capital leases and future minimum rentals under operating lease agreements at June 30, 1998:


                                   Capital           Operating
       Year Ending June 30,        Leases             Leases
       ----------------------------------------------------------
          1999                 $ 1,518,812        $  4,656,795
          2000                   1,051,225           3,248,599
          2001                     148,807           2,505,892
          2002                      15,282           2,405,742
          2003                       5,079           1,304,314
          Thereafter                     -             450,765
                               -----------        ------------

                   Total       $ 2,739,205        $ 14,572,107
                               ===========        ============

     Several of Praegitzer's operating leases contain renewal options. Rent expense relating to the building and equipment leases totaled $5,781,332, $3,834,948, and $796,642 for the years ended June 30, 1998, 1997, and 1996 respectively.

     The Company is involved as a defendant in litigation in the ordinary course of business, the outcome of which can not be predicted with certainty. Management believes that any ultimate liability with respect to such litigation will not materially affect the financial position, results of operations or cash flows of the Company.


10.  DISCONTINUED OPERATIONS

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


11.  INCOME TAXES

     The following information reflects income taxes on the Company's earnings from April 4, 1996 the date of the closing of the Company's initial offering of common stock to the public, to June 30, 1996 and for the years ended June 30, 1998 and 1997. The Company terminated its S corporation election on April 4, 1996 and is now taxed as a C corporation. The following information also includes unaudited pro forma information as if the Company's earnings from continuing operations had been subject to federal and state income taxes as a C corporation for all periods presented.

                 Period April 4, 1996-      Pro Forma Year Ended                 Year ended June 30,
                        June 30, 1996              June 30, 1996                   1997               1998
                   ------------------       --------------------          -------------        -----------
                                                (Unaudited)
Current:
Federal                  $   891,000           $ 4,278,000                $ 1,126,752          $   475,382
State                         52,000               742,000                     68,732             (305,865)
                         -----------           -----------                -----------          -----------

                             943,000             5,020,000                  1,195,484              169,517
Deferred:
Federal                      466,000              (595,000)                   425,676            1,976,712
State                         36,000                47,000                     48,649               68,709
                         -----------           -----------                -----------          -----------

                             502,000              (548,000)                   474,325            2,045,421
                         -----------           -----------                -----------          -----------

                         $ 1,445,000           $ 4,472,000                $ 1,669,809          $ 2,214,938
                         ===========           ===========                ===========          ===========

     The income tax provision on earnings from continuing operations subsequent to the date of the Offering which are subject to income taxes and the pro forma tax provision on earnings from continuing operations subject to income taxes differs from the statutory federal income tax rate due to the following:

                                            Period         Proforma
                                     April 4, 1996-      Year Ended           Year Ended June 30,
                                     June 30, 1996    June 30, 1996          1997              1998
                                     -------------    -------------     ------------      ------------
                                                      (Unaudited)
Federal income taxes at the
   staturtory rate                   $ 1,402,000      $ 4,118,000       $ (2,320,744)      $ 2,480,870
State income tax, net of                  67,000          323,000           (265,228)          364,834
   federal benefit
Tax credits utilized                     (23,000)        (171,000)          (626,778)       (1,097,843)
Goodwill                                       -                -          4,856,150           360,296
Other                                     (1,000)         202,000             26,409           106,781
                                     -----------      -----------        -----------       -----------
                                     $ 1,445,000      $ 4,472,000        $ 1,669,809       $ 2,214,938
                                     ===========      ===========        ===========       ===========

     Pro forma income taxes related to discontinued operations differs from the statutory rate primarily due to state income taxes, net of federal benefit.

     The significant items comprising the Company's net deferred tax liability are as follows:

                                          Year Ended June 30,
                                          1997             1998
                                     ------------     ------------
Reserves and other liabilities       $    415,777     $    217,527
Other                                     268,986          321,733
Property, plant, and equipment         (2,362,657)      (4,262,566)
                                     ------------     ------------
                                     $ (1,677,894)    $ (3,723,306)
                                     ============     ============

     Net deferred tax assets and liabilities are included in the following balance sheet accounts at June 30, 1998 and 1997:

                                  1997             1998
                              ------------     ------------
Current deferred asset        $    628,532     $    474,175
Deferred tax liability          (2,306,426)      (4,197,481)
                              ------------     ------------
Net deferred tax liability    $ (1,677,894)    $ (3,723,306)
                              ============     ============

12.  MAJOR CUSTOMERS

     For the year ended June 30, 1998 the Company had no customers that represented more than 10% of total revenue. For the year ended June 30, 1997 the Company recognized 12% of total revenue from one customer. For the year ended June 30, 1996 the Company recognized 23% of total revenue from two customers.

13.  EMPLOYEE BENEFIT PLAN

     The Company has a 401(k) plan which covers all employees and permits discretionary contributions by the participants. The Company has contributed $318,938, $132,588, and $251,188 to the plan for the years ended June 30, 1998, 1997 and 1996.

14.  STOCK INCENTIVE PLAN AND STOCK WARRANTS

     Under the Company's Stock Incentive Plan, the Board of Directors may grant incentive and non-qualified options, stock bonuses, restricted stock, stock appreciation rights, and cash bonus rights to employees and directors to purchase up to 1,500,000 shares of common stock. The Stock Incentive Plan shall continue in effect until all shares available for issuance have been issued. However, the Board of Directors can suspend or terminate the Stock Incentive Plan at any time except with respect to options and shares subject to restrictions then outstanding under the Stock Incentive Plan. Under the Stock Incentive Plan, the option price is equal to fair market value at the grant date. Options currently expire no later than ten years from the grant date and generally vest after four years.

     The following table summarizes the stock option activity under the Company's option plan:

                                                                          Weighted
                                                                           average
                                                           Number         exercise
                                                         of shares           price
----------------------------------------------------------------------------------
Options outstanding at June 30, 1995                             -
Granted                                                    667,000          $ 9.56
                                                        ----------
Options outstanding at June 30, 1996                       667,000            9.56
Granted                                                    499,563            9.84
Canceled                                                   (68,800)           9.51
Exercised                                                  (12,000)           9.50
                                                        ----------
Options outstanding at June 30, 1997                     1,085,763            9.80
Granted                                                    383,457           10.46
Canceled                                                  (222,318)           9.95
Exercised                                                  (17,382)           9.57
                                                        ----------
Options outstanding at June 30, 1998                     1,229,520          $10.03
                                                        ==========
Options exercisable at:
June 30, 1996                                                    -               -
June 30, 1997                                              130,357          $ 9.69
June 30, 1998                                              310,744          $ 9.65

     The range of exercise prices for options outstanding at June 30, 1998 and 1997 was $8.375-$13.50. Options available for grant at June 30, 1998 totaled 241,098.

     The Company has elected to account for its stock based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees;" however, as required by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has computed for pro forma disclosure purposes the value of options granted during the years ended June 30, 1998, 1997 and 1996 using the Black-Scholes option pricing model. The weighted average assumptions used for stock option grants in 1998, 1997 and 1996 were a risk free interest rate of 5.48%, 6.44% and 6.19%, respectively, no expected dividend yield, an expected life of 4.8 years, 6 years and 6.5 years, respectively, and an expected volatility of 55%, 44% and 52%, respectively. The weighted average estimated fair value of employee stock options granted during the years ended June 30, 1998, 1997 and 1996 was $5.49, $5.13 and $5.67 per share, respectively.

     If the Company had accounted for the plan in accordance with SFAS No. 123, the Company's net income and pro forma net income per share would have been reported as follows:

                                                                   Year ended June 30,
                                                      ------------------------------------------
                                                         1996            1997            1998
Net income (loss) as reported, 1996 pro forma         $6,916,137     $(8,300,507)     $5,081,749
Pro forma net income (loss)                            6,512,685      (8,992,908)      4,386,882
Pro forma diluted net income (loss) per share               0.71           (0.74)           0.34

     The effects of applying SFAS No. 123 for providing pro forma disclosures for the years ended June 30, 1998, 1997 and 1996 are not likely to be representative of the effects on reported net income and earnings per share for future years since options vest over several years and additional awards are made each year.

     The Company has an Employee Stock Purchase Plan ("ESPP"). Under the ESPP employees may purchase shares of the Company's common stock at 85% of fair market value at specific, predetermined dates. There are 200,000 authorized to be issued under the ESPP.

     In connection of the acquisition of CTI (see Note 3), Praegitzer issued stock warrants to purchase 46,333 shares of common stock to the former shareholders of CTI. The warrants can be exercised at $12 per share and expire in 2006. At June 30, 1998, no shares had been purchased under the stock warrants.


15.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of long-term debt has been estimated by discounting projected future cash flows, using current rate at which similar loans would be made to borrowers with similar credit ratings and for the same maturities. Current maturities of long-term debt were included and capital lease obligations were excluded. The fair value of the Company's long-term debt is estimated to be $77,182,424, or 100.1% of the carrying value of $77,067,931 at June 30, 1998 and $31,944,045, or 102.2% of the carrying value of $31,248,714 at June 30, 1997. The fair value of the Key Bank interest rate swap is estimated to be $4,704,547 or 109.9% of the carrying value of $4,282,171 at June 30, 1998 and $5,189,703 or 109.2% of the
     carrying value of $4,753,683 at June 30, 1997.


16.  QUARTERLY FINANCIAL DATA (Unaudited)

     In the opinion of management, this unaudited quarter financial summary includes all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position, the results of operations, and the cash flows of the Company for the periods represented, with the exception of the one-time charges reported in the quarter ended September 30, 1996, see further discussion in Notes 3 and 7 (in thousands, except per share amounts):

                                                  September 30,    December 31,   March 31,     June 30,
                                                       1997            1997          1998         1998
Net sales                                           $ 42,595       $ 46,032     $ 44,713     $ 49,433
Gross profit                                           8,032         10,034        8,773        7,447
Income from operations                                 2,229          4,019        3,379        1,203
Income (loss) before taxes                             1,601          3,379        2,545         (228)
Net income                                             1,107          2,269        1,732          (26)
Net income per share, basic and diluted                 0.09           0.18         0.14         0.00


                                                  September 30,    December 31,   March 31,     June 30,
                                                       1996            1996          1997         1997

Net sales                                           $ 29,449       $ 34,791     $ 38,303     $ 45,404
Gross profit                                           5,086          6,965        5,208        8,675
Income (loss) from operations                         (9,846)         2,172          (50)       2,820
Income (loss) before taxes                           (10,088)         1,900         (801)       2,358
Net income (loss)                                    (10,673)         1,185         (546)       1,733
Net income (loss) per share, basic and diluted         (0.93)          0.10        (0.04)        0.14

                                       40

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

     Information with respect to Section 16(a) of the Securities Exchange Act is included under "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION

     Information with respect to executive compensation is included under "Executive Compensation" in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to security ownership of certain beneficial owners and management is included under "Voting Securities and Principal Shareholders" in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to certain relationships and related transactions with management is included under "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)1. Financial Statements:


The following consolidated financial statements are included in Item 8:

Independent Auditors' Report
Consolidated Balance Sheets as of June 30, 1998 and 1997
Consolidated Statements of Operations for the years ended June 30, 1998, June 30, 1997 and June 30, 1996 Consolidated Statements of Cash Flows for the years ended June 30, 1998, June 30, 1997 and June 30, 1996
Consolidated Statements of Shareholders' Equity for the years ended June 30,1998, June 30, 1997 and June 30, 1996
Notes to Consolidated Financial Statements

     (a)2. Financial Statement Schedules:

     All schedules have been omitted since they are either not required or the information is otherwise included.

     (a)3. Exhibits:

Exhibit
Number    Description
-------   -----------

3(i)      Second Amended and Restated Articles of Incorporation
3(ii) Bylaws (Incorporated by reference to Exhibit 3(ii) of the Company's Registration Statement on Form S-1, Registration No. 333-01228 (the
         "Form S-1"))
4.1       See Article II of Exhibit 3(i) and Articles II and V of Exhibit 3(ii)
10.1* 1995 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form S-1)
10.2      Form of Incentive Stock Option Agreement (Incorporated by reference to
          Exhibit 10.2 of the Form S-1)
10.3 Form of Nonstatutory Stock Option Agreement (Incorporated by reference to Exhibit 10.3 of the Form S-1)
10.4      1996 Employee Stock Purchase Plan (Incorporated by reference to
          Exhibit 10.17 of the Company's Annual Report on Form 10-K for the Year Ending June 30, 1997 (the "1997 Form 10-K"))
10.5 Borrowing Agreement between the Company and Heller Financial dated August 22, 1996 (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for Quarter Ending September 30, 1996 (the "September 30, 1996 Form 10-Q"))
10.6 Borrowing Agreement between the Company and Finova Capital dated July 19, 1996 (Incorporated by reference to Exhibit 10.3 of the September 30, 1996 Form 10-Q)
10.7 First Amendment to Loan and Security Agreement between the Company and Finova Capital dated as of September 4, 1998
10.8 Swap Agreement between the Company and Key Bank dated December 10, 1996 (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for Quarter Ending December 31, 1996)
10.9 Borrowing Agreement between the Company and Heller Financial dated May 30, 1997 (Incorporated by reference to Exhibit 10.8 of the 1997 Form 10-K)

10.10 Borrowing Agreement between the Company and Heller Financial dated December 29, 1997 (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the Quarter Ending December 31, 1997 (the "December 31, 1997 Form 10-Q"))
10.11 Borrowing Agreement between the Company and Heller Financial dated December 29, 1997 (Incorporated by reference to Exhibit 10.2 of the December 31, 1997 Form 10-Q)
10.12 Borrowing Agreement between the Company and Heller Financial dated March 27, 1998 (Incorporated by reference to Exhibit 10.1 of the March 31, 1998 Form 10-Q (the "March 31, 1998 Form 10-Q"))
10.13 Borrowing Agreement between the Company and Heller Financial dated March 31, 1998
10.14 Credit Agreement between the Company and Key Bank National Association dated March 31, 1998 (Incorporated by reference to Exhibit 10.2 of the March 31, 1998 Form 10-Q)
10.15 First Amendment to Credit Agreement between the Company and Key Bank National Association dated as of August 6, 1998
10.16 Lease Agreement between CTI and Seapointe Development, Inc. dated April 1989 and amendments thereto (Incorporated by reference to
          Exhibit 10.13 of the Form S-1)
10.17 Lease between CTI and Redmond Quadrant Associates, LP dated June 15, 1995 (Incorporated by reference to Exhibit 10.14 of Form S-1)
10.18* Employment Agreement between the Company and Robert L. Praegitzer dated November 17, 1995 (Incorporated by reference to Exhibit 10.20 of the Form S-1)
10.19* Employment Agreement between the Company and Robert J. Versiackas dated August 26, 1996
10.20     Offer Letter between the Company and James M. Buchanan dated March 24,
          1998
21.1      Subsidiaries of the Company
23.1      Consent of Deloitte & Touche LLP
27.1      Financial Data Schedule (Electronic Filing)

--------------

*    Represents a management contract or compensatory plan or arrangement.

          (b) Reports on Form 8-K

          The Company filed an amendment to a Form 8-K on August 6, 1997, which contained the audited financial statements for Trend Circuits, Inc. ("Trend") for the two years ended December 31, 1995. It also contained the unaudited interim financial statements of Trend for the six months ended June 30, 1996 and 1995, an unaudited balance sheet of Trend dated as of June 30, 1996, and unaudited Pro Forma Combined Statements of Operations for the Company and Trend for the year ended June 30, 1996. These financial statements were amended by a filing dated September 12, 1997.

          The Company filed a Form 8-K on April 14, 1998 reporting the acquisition of a printed circuit board fabrication facility from Intergraph Corporation.

          The Company filed a Form 8-K on April 29, 1998 reporting the acquisition of a controlling interest tin Likom PCB Sdn. Bhd. The filing was amended by a filing dated June 29, 1998 which contained the audited balance sheets of Likom PCB Sdn. Bhd. for the two years ended June 30, 1997 and the related statements of operations and cash flows for the three years ended June 30, 1997. It also contained the unaudited Pro Forma Balance Sheet at March 31, 1998, Statement of Operations for the year ended June 30, 1997, and Statement of Operations for the nine months ended March 31, 1998 for the Company and Likom PCB Sdn. Bhd.

SIGNATURES

          Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PRAEGITZER INDUSTRIES, INC.



                                      By: ROBERT L. PRAEGITZER
                                          --------------------------------------
                                          Robert L. Praegitzer
                                          Chairman of the Board and Chief
                                            Executive Officer

Dated:  September 4, 1998

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



       Signature                        Title                         Date

ROBERT L. PRAEGITZER
----------------------------   Chairman and Chief Executive    September 4, 1998
Robert L. Praegitzer           Officer


MATTHEW J. BERGERON
----------------------------   President, Chief Operating      September 4, 1998
Matthew J. Bergeron            Officer and Director


DANIEL J. BARNETT
----------------------------   Director                        September 4, 1998
Daniel J. Barnett


THEODORE L. STEBBINS
----------------------------   Director                        September 4, 1998
Theodore L. Stebbins

MERRILL A. MCPEAK
----------------------------   Director                        September 4, 1998
Merrill A. McPeak


GORDON B. KUENSTER
----------------------------   Director                        September 4, 1998
Gordon B. Kuenster


WILLIAM J. THALE
----------------------------   Chief Financial Officer         September 4, 1998
William J. Thale