Form 10-Q
period 1998-09-30
PRAEGITZER INDUSTRIES INC
filed 1998-11-16
CIK 1007519

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


{x} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

OR

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 Yes {x} No { }

Number of shares of Common Stock outstanding as of November 9, 1998: 12,807,442

                           PRAEGITZER INDUSTRIES, INC.

                                Table of Contents


                                                                        Page No.

Part I   Financial Information

         Condensed Consolidated Balance Sheet-
         September 30, 1998 and June 30, 1998 .................................3

         Condensed Consolidated Statement of Operations-
         Three months ended
         September 30, 1998 and 1997 ..........................................4

         Condensed Consolidated Statement of Cash Flows-
         Three months ended September 30, 1998 and 1997 .......................5

         Notes to Condensed Consolidated Financial Statements .................6

         Management's Discussion and Analysis of Financial Condition
         and Results of Operations.............................................8

Part II  Other Information

         Item 6   Exhibits and Reports on Form 8-K ...........................10


Signatures....................................................................11

                         PART 1 - FINANCIAL INFORMATION

Item 1.   Financial Statements

                           PRAEGITZER INDUSTRIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                   (Unaudited)
                                 (In Thousands)

                                     ASSETS

                                                                    September 30,        June 30,
                                                                            1998            1998
                                                                    ------------    ------------
CURRENT ASSETS
 Cash                                                               $        305    $      1,170
 Accounts receivable, net                                                 33,019          28,562
 Inventories                                                              16,560          16,491
 Prepaid expenses                                                          7,378           2,913
                                                                    ------------    ------------
                    Total current assets                                  57,262          49,136

Property, plant and equipment                                            126,583         124,801
 Less: Accumulated depreciation and amortization                         (38,891)        (35,975)
                                                                    ------------    ------------
                                                                          87,692          88,826

Other assets                                                              13,868          13,532
                                                                    ------------    ------------
                                                                    $    158,822    $    151,494
                                                                    ============    ============

                                   LIABILITIES

CURRENT LIABILITIES
  Bank overdraft                                                           2,326           3,709
  Accounts payable                                                        18,103          13,930
  Accrued payroll and related expenses                                     5,181           3,955
  Other current liabilities                                                2,324           1,852
  Current portion of long-term obligations                                 8,889           6,394
                                                                    ------------    ------------
                    Total current liabilities                             36,823          29,840

Long-term obligations                                                     72,271          73,413

Deferred tax liability                                                     4,702           4,197

Other liabilities                                                             56              64

Common stock                                                              42,653          42,325
Accumulated other comprehensive income                                        68              --
Retained Earnings                                                          2,249           1,655
                                                                    ------------    ------------
                    Total shareholders' equity                            44,970          43,980
                                                                    ------------    ------------
                                                                    $    158,822    $    151,494
                                                                    ============    ============


         The accompanying notes are an integral part of these condensed financial statements.

                           PRAEGITZER INDUSTRIES, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                   (Unaudited)
                      (In Thousands, Except Per Share Data)

                                                              Three Months Ended
                                                                 September 30,
                                                        ------------------------------
                                                                1998              1997
                                                        ------------      ------------
Revenue                                                 $     55,396      $     42,595

Cost of sales                                                 46,202            34,563
                                                        ------------      ------------

          Gross profit                                         9,194             8,032

Selling, general and
  administrative expenses                                      7,012             5,803
                                                        ------------      ------------


          Income from operations                               2,182             2,229

Interest expense                                               1,467               726

Other income                                                     208                98
                                                        ------------      ------------

          Income before income taxes                             923             1,601

Income taxes                                                     330               494
                                                        ------------      ------------

Net income                                              $        593      $      1,107
                                                        ============      ============

        Basic and diluted net income per share          $       0.05      $       0.09
                                                        ============      ============


         The accompanying notes are an integral part of these condensed financial statements.

                           PRAEGITZER INDUSTRIES, INC

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)
                                 (In Thousands)

                                                                                 Three Months
                                                                              Ended September 30,
                                                                          ----------------------------
                                                                                  1998            1997
                                                                          ------------    ------------
Cash Flows from Operating Activities:
    Net cash provided by operating activities                             $      4,581    $      2,406

Cash Flows from Investing Activities:
     Capital expenditures                                                      (10,651)         (4,352)
     Proceeds from sale of property, plant and equipment                         4,969               -
     Other                                                                        (153)           (191)
                                                                          ------------    ------------
     Net cash used in investing activities                                      (5,835)         (4,543)
                                                                          ------------    ------------

Cash Flows from Financing Activities:
     Increase in short-term borrowings                                           2,489             751
     Borrowings of long-term debt                                                  263               -
     Payments on long-term debt and capital leases                              (1,271)           (966)
     Increase (decrease) in bank overdrafts                                     (1,384)          2,013
     Issuances of common stock                                                     328             255
                                                                          ------------    ------------
     Cash provided by financing activities                                         425           2,053
                                                                          ------------    ------------

Effect of foreign currency                                                         (36)              -

Decrease in Cash and Cash Equivalents                                             (865)            (84)
Cash and Cash Equivalents at Beginning of Period                                 1,170             442
                                                                          ------------    ------------
Cash and Cash Equivalents at End of Period                                $        305    $        358
                                                                          ============    ============

Supplemental disclosure of cash flow information:
   Cash paid during the respective periods for:

      Interest                                                             $     1,814    $        763

      Income Taxes                                                         $        13    $        295


         The accompanying notes are an integral part of these condensed financial statements.

                           PRAEGITZER INDUSTRIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1: Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Praegitzer Industries, Inc. (the "Company") contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1998 and the results of operations and cash flows for the three months ended September 30, 1998 and 1997. The results of operations for the three months ended September 30, 1998 are not necessarily indicative of the results expected for the entire fiscal year ending June 30, 1999.

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

     This report on Form 10-Q for the quarter ended September 30, 1998, should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998. Portions of the accompanying financial statements are derived from the audited year-end financial statements of the Company dated June 30, 1998.

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

                                                        Three Months Ended
                                                           September 30,
                                                         1998              1997
                                                  -------------    -------------
Weighted average shares outstanding-basic            12,778,828       12,647,553
Common stock options and warrants                        17,695          283,148
                                                  -------------    -------------

Weighted average shares outstanding-diluted          12,796,523       12,930,701
                                                  =============    =============


Note 3: Inventories

     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and consist of the following:(In thousands)

                                              September 30,             June 30,
                                                      1998                 1998
                                           ---------------      ---------------
Raw Materials and supplies                 $         6,379      $         6,430
Work-in-progress                                    10,181               10,061
                                           ===============      ===============
       Total inventory                     $        16,560      $        16,491
                                           ===============      ===============


Note 4: Future Accounting Pronouncements

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

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new statement will require recognition of all derivatives as either assets or liabilities on the balance sheet at fair value. The new statement becomes effective for the first quarter of the fiscal year ending June 30, 2000. Management has not completed an evaluation of the effects SFAS No. 133 will have on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company designs and manufactures complex, rigid multilayer printed circuit boards. The Company's design division provides schematic capture and design services. The Fremont facility specializes in quick-turnaround prototype production, the Redmond facility specializes in high technology and low volume production, the Huntsville facility specializes in low volume production and quick-turnaround prototype production, the White City facility specializes in medium volume production and the Dallas facility specializes in medium to high volume production.

     This discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company's Form 10-K for the fiscal year ended June 30, 1998.

Results of Operations
---------------------

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

     Revenue. Revenue for the three months ended September 30, 1998 increased 30.1% to $55.4 million from $42.6 million for the three months ended September 30, 1997. The increase in revenue resulted primarily from increased volume production and quick-turnaround and prototype fabrication sales, the acquisition of the Malaysia facility in April 1998 and the Huntsville facility in March 1998 and improved capacity utilization company-wide.

     Cost of Goods Sold. Cost of goods sold includes direct labor, materials and manufacturing overhead costs. The cost of goods sold for the three months ended September 30, 1998 was $46.2 million, or 83.4% of revenue, compared to $34.6 million, or 81.1% of revenue for the three months ended September 30, 1997. This increase was due primarily to increased costs at the Malaysia and Huntsville facilities and pressures related to diminishing market demand and increased offshore competition.

     Gross Profit. Gross profit for the three months ended September 30, 1998 increased 14.4% to $9.2 million from $8.0 million for the three months ended September 30, 1997. Gross margin decreased to 16.6% for the three months ended September 30, 1998 compared to 18.9% for the three months ended September 30, 1997.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 1998 increased $1.2 million, or 20.8%, to $7.0 million from $5.8 million for the three months ended September 30, 1997. The increase in expenses was due to the increased personnel and fixed costs associated with the acquisitions of the Malaysia and Huntsville facilities, as well as the Company's investment in its expanded design division and corporate sales force. As a percentage of revenue, selling, general and administrative expenses decreased to 12.7% for the three months ended September 30, 1998 from 13.6% for the three months ended September 30, 1997 due to greater efficiencies due to higher sales volume.

     Income from Operations. Operating income for the three months ended September 30, 1998 decreased $46,000 to $2.18 million, or 3.9% of revenue, compared to $2.23 million for the three months ended September 30, 1997. This decrease resulted from increased expenses associated with acquisitions and facility expansions, and lower margins due to weaker demand and increased competition.

     Interest Expense. Interest expense for the three months ended September 30, 1998 increased $741,000, or 102.1%, to $1.5 million, or 2.6% of revenue, from $726,000 in the prior year. The increase was primarily the result of increased borrowings required to finance the acquisition of the Huntsville facility, equipment purchases and working capital needs.

     Income Taxes. Income taxes for the three months ended September 30, 1998 were $330,000 compared to an income tax provision of $494,000 for the three months ended September 30, 1997. The effective tax rate for the three month periods ended September 30, 1998 and 1997 were 35.7% and 30.8%, respectively.

     Net Income. Net income for the three months ended September 30, 1998 was $593,000, a decrease of $514,000 from net income of $1.1 million for the three months ended September 30, 1997. This decrease was primarily due to higher costs associated with acquisitions and expansions as well as lower margins resulting from weaker customer demand and increased offshore competition.

Liquidity and Capital Resources

     As of September 30, 1998, the Company had cash of $305,000, compared to $1.2 million as of June 30, 1998, and working capital of $20.4 million at September 30, 1998, compared to $19.3 million at June 30, 1998. Principal sources of liquidity in the first three months of fiscal 1999 were cash from operations and financing under the Company's line of credit. Principal uses of liquidity during the three months ended September 30, 1998 were property, plant and equipment expenditures of $10.7 million related to expansions and capacity improvements of the Company's manufacturing facilities.

     At September 30, 1998 borrowings of $40.0 million were outstanding on the Company's $40 million bank line of credit (the "Existing Line of Credit"). Amounts outstanding under the Existing Line of Credit bear interest at the bank's prime rate (8.5% per annum at September 30, 1998). Under the Existing Line of Credit, the Company must maintain certain financial ratios and other covenants. As of September 30, 1998 the Company was in compliance with all loan covenants. The Existing Line of Credit also requires that the Company issue at least $25 million in subordinated debt or equity prior to January 1, 1999, grant the lender a deed of trust on the Company's Dallas facility, and reduce its outstanding balance under the Existing Line of Credit of $9 million prior to January 1, 1999. The Company is negotiating with the lender to reduce the new subordinated debt or equity requirement and to reduce the paydown requirement.

     As of September 30, 1998 the Company had $32.9 million of outstanding notes payable to Heller Financial bearing interest at annual rates ranging from 7.8% to 9.9375% and secured by real property and miscellaneous equipment at the Company's Dallas and White City, Oregon and Huntsville, Alabama facilities. The Company had a $4.0 million note payable to Finova Capital outstanding at September 30, 1998. The note is secured by miscellaneous equipment and bears interest at an annual rate of 9.93%.

     In October 1998, the Company entered into separate equipment leases with the CIT Group/Equipment Financing, Inc. ("CIT") and Copelco Capital, Inc. ("Copelco"). In connection with these equipment leases, the Company sold certain equipment to CIT and Copelco for an aggregate of approximately $8.3 million. The Company used the proceeds of the equipment sales to reduce its outstanding liabilities.

     The Company has entered into a Letter of Intent with a commercial bank to provide funds to replace the funding provided by the Key Agreement. The Letter of Intent provides for a $65 million secured credit facility (the "Proposed Credit Facility"), consisting of a $40 million revolving credit line, a $15 million term loan and a $10 million capital expenditure facility. Borrowings available under the Proposed Credit Facility would be restricted to certain percentages of eligible accounts receivable, eligible inventory, the appraised value of eligible used fixed assets, the appraised fair market value of real estate and the appraised value of new and used acquired fixed assets. Under the terms of the Letter of Intent, amounts outstanding under the Proposed Credit Facility would bear interest at (i) the Base Rate (as defined therein) plus up to 0.50% or (ii) LIBOR plus up to 2.75%. The Letter of Intent provides that certain financial ratios and other covenants would be required to be maintained under the Proposed Credit Facility. The Letter of Intent contemplates the Proposed Credit Facility would mature five years following closing of the financing. Based on these negotiations, the Company believes an amount between $4.0 million and $14.0 million will be available for additional borrowing under the Proposed Credit Facility. The closing of the Proposed Credit Facility is conditioned on completion of a public offering of $15 million aggregate principal amount of convertible subordinated notes for which the Company has filed a registration statement with the Securities and Exchange Commission. The Company believes the Letter of Intent will lead to a credit arrangement with the new lender, but the Letter of Intent is subject to the lender's due diligence and final credit review and the negotiation and execution of definitive documentation and does not represent a final commitment to lend by the lender. There is no assurance the proposed public offering of convertible subordinated notes will be completed.

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

Year 2000 Compliance

     Certain computer hardware and software use two-digit data fields to store and recognize years, assuming the first two digits of the year are "19" (e.g., the number "98" is recognized as "1998"). This and certain similar protocols give rise to possible problems related to the recognition of dates in years after 1999--so-called "Year 2000" issues. The Company continues to assess and address the business risks associated with Year 2000 issues. Some of the Company's systems include hardware and packaged software recently purchased from vendors who have represented that these systems are Year 2000 compliant.

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

                           PART II - OTHER INFORMATION


Item 6: Exhibits and Reports on Form 8-K

     (a)  Exhibits

          27   - Financial Data Schedule

     (b)  Reports on Form 8-K

          During the three month period ending September 30, 1998 there were no reports on Form 8-K filed.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PRAEGITZER INDUSTRIES, INC



Date:  November 16, 1998               MATTHEW J. BERGERON
                                       -----------------------------------------
                                       (Matthew J. Bergeron, President)
                                       (Duly Authorized Officer)


                                       WILLIAM J. THALE
                                       -----------------------------------------
                                       (William J. Thale)
                                       (Principal Financial Officer)