Form 10-Q
period 1998-12-31
PRAEGITZER INDUSTRIES INC
filed 1999-02-16
CIK 1007519

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


{x} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998

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

                                 Yes {x} No { }

Number of shares of Common Stock outstanding as of February 8, 1999: 12,907,442

                           PRAEGITZER INDUSTRIES, INC.


                                Table of Contents


                                                                        Page No.

Part I   Financial Information

         Condensed Consolidated Balance Sheet-
         December 31, 1998 and June 30, 1998 ...............................3

         Condensed Consolidated Statement of Operations-
         Three months and six months ended
         December 31, 1998 and 1997 ........................................4

         Condensed Consolidated Statement of Cash Flows-
         Six months ended December 31, 1998 and 1997 .......................5

         Notes to Condensed Consolidated
             Financial Statements ..........................................6

         Management's Discussion and Analysis of Financial Condition
         and Results of Operations .........................................8

Part II  Other Information

         Item 4  Submission of Matters to a Vote of Security Holders ......12

         Item 6  Exhibits and Reports on Form 8-K .........................12


Signatures.................................................................13

                           PRAEGITZER INDUSTRIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                   (Unaudited)
                                 (In Thousands)

                                     ASSETS

                                                                   December 31,        June 30,
                                                                          1998            1998
                                                                  ------------    ------------
CURRENT ASSETS
 Cash                                                             $        220    $      1,170
 Accounts receivable, net                                               32,929          28,562
 Inventories                                                            18,120          16,491
 Prepaid expenses                                                        4,088           2,913
                                                                  ------------    ------------
         Total current assets                                           55,357          49,136

Property, plant and equipment                                          126,258         124,801
 Less: Accumulated depreciation and amortization                       (40,772)        (35,975)
                                                                  ------------    ------------
                                                                        85,486          88,826

Other assets                                                            15,310          13,532
                                                                  ------------    ------------
                                                                  $    156,153    $    151,494
                                                                  ============    ============

                                   LIABILITIES

CURRENT LIABILITIES
  Bank overdraft                                                         8,010           3,709
  Accounts payable                                                      16,549          13,930
  Accrued payroll and related expenses                                   4,168           3,955
  Other current liabilities                                              3,988           1,852
  Current portion of long-term obligations                               6,364           6,394
                                                                  ------------    ------------
         Total current liabilities                                      39,079          29,840

Long-term obligations                                                   54,951          73,413

Deferred tax liability                                                   5,353           4,197

Other liabilities                                                           49              64

Convertible subordinated notes                                          10,000               -

Common stock                                                            43,173          42,325
Accumulated other comprehensive income                                      68               -
Retained Earnings                                                        3,480           1,655
                                                                  ------------    ------------
         Total shareholders' equity                                     46,721          43,980
                                                                  ------------    ------------
                                                                  $    156,153    $    151,494
                                                                  ============    ============

         The accompanying notes are an integral part of these condensed financial statements.

                           PRAEGITZER INDUSTRIES, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                   (Unaudited)
                      (In Thousands, Except Per Share Data)

                                                           Three Months Ended                 Six Months Ended
                                                              December 31,                       December 31,
                                                      ----------------------------      ----------------------------
                                                              1998            1997              1998            1997
                                                      ------------    ------------      ------------    ------------
Revenue                                               $     55,293    $     46,032      $    110,689    $     88,626

Cost of sales                                               45,476          35,998            91,678          70,582
                                                      ------------    ------------      ------------    ------------

          Gross profit                                       9,817          10,034            19,011          18,044

Selling, general and
  administrative expenses                                    7,105           6,015            14,117          11,779
                                                      ------------    ------------      ------------    ------------

          Income from operations                             2,712           4,019             4,894           6,265

Interest expense                                             1,167             725             2,634           1,451

Other income                                                   426              85               634             166
                                                      ------------    ------------      ------------    ------------

          Income before income taxes                         1,971           3,379             2,894           4,980

Income taxes                                                   739           1,110             1,069           1,604
                                                      ------------    ------------      ------------    ------------

Net income                                            $      1,232    $      2,269      $      1,825    $      3,376
                                                      ============    ============      ============    ============

        Basic net income per share                    $       0.10    $       0.18      $       0.14    $       0.27
                                                      ============    ============      ============    ============

        Diluted net income per share                  $       0.10    $       0.18      $       0.14    $       0.26
                                                      ============    ============      ============    ============

                   The accompanying notes are an integral part
                    of these condensed financial statements.

                           PRAEGITZER INDUSTRIES, INC

                        CONDENSED STATEMENT OF CASH FLOWS

                                   (Unaudited)
                                 (In Thousands)

                                                                            Six Months
                                                                       Ended December 31,
                                                                  ----------------------------
                                                                          1998            1997
                                                                  ------------    ------------
Cash Flows from Operating Activities:
    Net cash provided by operating activities                     $      9,984    $      6,982

Cash Flows from Investing Activities:
     Capital expenditures                                              (28,696)        (11,245)
     Proceeds from sale of property, plant and equipment                22,361             832
     Business acquisitions                                                   -            (477)
     Other                                                                (828)           (171)
                                                                  ------------    ------------
     Net cash used in investing activities                              (7,163)        (11,061)
                                                                  ------------    ------------

Cash Flows from Financing Activities:
     (Decrease) increase in short-term borrowings                      (13,433)          1,449
     Issuance of convertible subordinated notes                         10,000               -
     Borrowings of long-term debt                                          395           4,581
     Payments on long-term debt and capital leases                      (5,325)         (1,855)
     Increase (decrease) in bank overdrafts                              4,300            (596)
     Issuances of common stock                                             328             295
                                                                  ------------    ------------
     Net cash (used in) provided by financing activities                (3,735)          3,874
                                                                  ------------    ------------

     Effect of foreign currency                                            (36)              -
                                                                  ------------    ------------

Decrease in Cash and Cash Equivalents                             $       (950)   $       (205)
Cash and Cash Equivalents at Beginning of Period                         1,170             442
                                                                  ------------    ------------
Cash and Cash Equivalents at End of Period                        $        220    $        237
                                                                  ============    ============

                Supplemental disclosure of cash flow information:

   Cash paid during the respective periods for:

      Interest                                                    $      3,284    $      1,419

      Income Taxes                                                         140           1,629


                  The accompanying notes are an integral part
                    of these condensed financial statements.

                           PRAEGITZER INDUSTRIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1:  Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Praegitzer Industries, Inc. (the "Company") contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 1998, and the results of operations for the three months ended December 31, 1998 and 1997 and the results of operations and cash flows for the six months ended December 31, 1998 and 1997. The results of operations for the three and six months ended December 31, 1998 are not necessarily indicative of the results expected for the entire fiscal year ending June 30, 1999.

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

     This report on Form 10-Q for the quarter ended December 31, 1998, should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998. Portions of the accompanying financial statements are derived from the audited year-end financial statements of the Company dated June 30, 1998.

Note 2:  Earnings per share

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, which specifies new standards for computing and disclosing earnings per share and is effective for periods ending after December 15, 1997. The Company has adopted this standard. The basic EPS has been computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted EPS has been computed by dividing net income by the weighted average common and common equivalent shares outstanding during each period using the treasury stock method, if the common equivalent shares were not anti-dilutive. The difference between the basic and diluted weighted average shares is due to common stock equivalent shares resulting from outstanding stock options and warrants. Net income for the calculation of both basic and diluted EPS is the same for all periods presented. The calculation of the weighted average outstanding shares is as follows:

                                                                       (In Thousands)
                                                     Three Months Ended                Six Months Ended
                                                         December 31,                    December 31,
                                                        1998            1997            1998            1997
                                                ------------    ------------    ------------    ------------
Weighted average shares outstanding-basic         12,808,529      12,663,088      12,793,678      12,655,449
Common stock equivalents                              23,185         242,615          20,573         263,339
                                                ------------    ------------    ------------    ------------

Weighted average shares outstanding-diluted       12,831,714      12,905,703      12,814,251      12,918,788
                                                ============    ============    ============    ============


Note 3: Inventories

     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and consist of the following: (in thousands)

                                     December 31,         June 30,
                                            1998             1998
                                     -----------      -----------

Raw materials and supplies           $     7,253      $     6,430
Work-in-progress                          10,867           10,061
                                     -----------      -----------
       Total inventory               $    18,120      $    16,491
                                     ===========      ===========


Note 4: Comprehensive Income

     The Company has adopted SFAS No. 130, Reporting Comprehensive Income, in the first quarter of fiscal year 1999. SFAS No. 130 establishes new rules for the reporting of comprehensive income and its components, but has no impact on the Company's net earnings or total shareholders' equity.

Comprehensive income and its components, net of tax, are as follows: (in thousands)

                                                     Three Months Ended                Six Months Ended
                                                         December 31,                    December 31,
                                                        1998            1997            1998            1997
                                                ------------    ------------    ------------    ------------
                                                         (unaudited)                     (unaudited)
Net income                                      $      1,232    $      2,269    $      1,825    $      3,376
Other comprehensive income:
   Currency translation adjustment                        68               -              68               -
                                                ------------    ------------    ------------    ------------

Total comprehensive income                      $      1,300    $      2,269    $      1,893    $      3,376
                                                ============    ============    ============    ============

Note 5: Convertible Subordinated Notes

     On December 29, 1998 the Company completed an offering of $10.0 million principal amount of convertible subordinated notes ("Notes"). Interest on the Notes accrues at a rate of 9% and is payable semi-annually, commencing July 15, 1999. The Notes are convertible into shares of Common Stock at the conversion price of $8.325 per share. The holders have the option to covert the Notes any time on or before the close of business on the last trading day prior to maturity, unless previously redeemed. The Notes mature on December 29, 2008.


Note 6: Future Accounting Pronouncements

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
--------

     The Company is a leader in providing electronics OEMs and contract manufacturers with a full range of printed circuit board ("PCB") and interconnect solutions, including schematic capture and design, quick-turnaround, prototyping and pre-production, and large volume production. The Company's design division provides schematic capture and design services. The Fremont facility specializes in quick-turnaround prototype production, the Redmond facility specializes in high technology and low volume production, the Huntsville facility specializes in low volume production and quick-turnaround prototype production, the Malaysia facility specializes in low technology and medium to high volume production, the White City facility specializes in medium volume production and the Dallas facility specializes in medium to high volume production.

     This discussion and analysis is designed to be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company's Form 10-K for the fiscal year ended June 30, 1998.

Results of Operations
---------------------

Three Months Ended December 31, 1998 Compared to Three Months
Ended December 31, 1997

     Revenue for the three months ended December 31, 1998 was $55.3 million, an increase of $9.3 million, or 20%, from the three months ended December 31, 1997. The increase in revenue resulted from several factors including record sales volumes in the White City facility, in part due to the new fully automated Inner Layer Line, acquisitions of the Malaysian and Huntsville facilities and better performing sales and operations groups.

     The cost of goods sold includes direct labor, materials and manufacturing overhead costs. The costs of goods sold for the three months ended December 31, 1998 was $45.5 million, or 82.2% of revenue, compared to $36.0 million, or 78.2% of revenue for the three months ended December 31, 1997. This increase was due primarily to increased costs at the Malaysia and Huntsville facilities.

     Gross profit for the three months ended December 31, 1998 was $9.8 million or 17.8% of revenue, compared to $10.0 million or 21.8% of revenue for the three months ended December 31, 1997. The decrease in margin was the result of pricing pressures related to diminishing market demand and increased offshore competition.

     Selling, general and administrative expense for the three months ended December 31, 1998 was $7.1 million or 12.8% of revenue, compared to $6.0 million or 13.1% of revenue for the three months ended December 31, 1997. The increase in expenses was due to the increased personnel and fixed costs associated with the acquisitions of the Huntsville and Malaysian operations, as well as the expansion of the Company's corporate sales force required to support the Company's growth.

     Interest expense for the three months ended December 31, 1998 increased to $1.2 million, or 2.1% of revenue, from $725,000 in the prior year. The increase was the result of increased borrowings to finance recent acquisitions, equipment purchases and working capital needs.

     The effective income tax rate for the quarter ended December 31, 1998 was 37.5%, compared to a 32.8% effective rate for the quarter ended December 31, 1997. This increase was a result of losses at the Malaysia facility, which do not result in a tax benefit to the Company.

     Net income for the three months ended December 31, 1998 was $1.2 million, a decrease of $1.0 million from net income of $2.3 million for the three months ended December 31, 1997. This decrease was primarily due to higher costs associated with acquisitions and expansions as well as lower margins resulting from weaker customer demand and increased offshore competition.

Six Months Ended December 31, 1998 Compared to Six Months Ended
December 31, 1997

     Revenue for the six months ended December 31, 1998 increased 24.9% to $110.7 million from $88.6 million for the six months ended December 31, 1997. The revenue growth was a result of several factors, including record sales at various facilities, acquisitions of the Malaysian and Huntsville facilities, increased capacity and improved technological capabilities.

     The costs of goods sold for the six months ended December 31, 1998 was $91.7 million, or 82.8% of revenue, compared to $70.6 million, or 79.6% of revenue for the six months ended December 31, 1997. This increase was due primarily to increased costs associated with the Malaysia and Huntsville acquisitions.

     Gross profit for the six months ended December 31, 1998 was $19.0 million or 17.2% of revenue, compared to $18.0 million or 20.4% of revenue for the six months ended December 31, 1997. This decrease was due primarily to reduced demand caused by market pressures and offshore competition, and changes in the production mix in the Huntsville facility.

     Selling, general and administrative expense for the six months ended December 31, 1998 was $14.1 million or 12.8% of revenue, compared to $11.8 million or 13.3% of revenue for the six months ended December 31, 1997. The increase in expenses was due to the increased personnel and fixed costs associated with the acquisitions of the Huntsville and Malaysian operations, as well as the expansion of the Company's corporate sales force required to support the Company's growth.

     Interest expense for the six months ended December 31, 1998 increased to $2.6 million, or 2.4% of revenue, from $1.2 million, or 1.6% of revenue for the six months ended December 31, 1997. The increase was the result of increased borrowings to finance recent acquisitions, equipment purchases and working capital needs.

     Income taxes for the six months ended December 31, 1998 were $1.1 million compared to an income tax provision of $1.6 million for the six months ended December 31, 1997. The effective income tax rates were 36.9% and 32.2% respectively. This effective income tax rate increase was a result of losses at the Malaysia facility, which does not result in a tax benefit to the Company.

     Net income for the six months ended December 31, 1998 was $1.8 million, a decrease of $1.6 million from net income of $3.4 million for the six months ended December 31, 1997. This decrease was primarily due to higher costs associated with acquisitions and expansions as well as lower margins resulting from weaker customer demand and increased offshore competition.

Liquidity and Capital Resources
-------------------------------

     As of December 31, 1998, the Company had cash of $220,000, compared to $1.2 million as of June 30, 1998, and working capital of $16.3 million at December 31, 1998, compared to $19.3 million at June 30, 1998. Principal sources of liquidity in the first six months of fiscal 1999 were cash from operations, the issuance of $10.0 million principal amount of 9% convertible subordinated notes due 2008, and the sale of assets to leasing companies. Principal uses of liquidity during the six months ended December 31, 1998 were property, plant and equipment expenditures of $28.7 million related to expansions and capacity improvements of the Company's manufacturing operations and the paydown of the Company's bank line of credit.

     At December 31, 1998 borrowings of $24.1 million were outstanding on the Company's $40 million bank line of credit and $8.2 million was available for borrowing based on eligible receivables and inventory. Amounts outstanding under the line of credit bear interest at the bank's prime rate (8.5% per annum at December 31, 1998). Under the line of credit, the

Company must maintain certain financial ratios and other covenants. As of December 31, 1998 the Company was in compliance with all loan covenants.

     As of December 31, 1998 the Company had $32.2 million of outstanding notes payable to Heller Financial bearing interest at annual rates ranging from 7.8% to 9.8125% and secured by real property and miscellaneous equipment at the Company's Dallas and White City, Oregon and Huntsville, Alabama facilities.

     Although the Company has no commitments in material amounts, it expects total capital expenditures for the fiscal year to range from 8% to 12% of revenue for facilites expansion and equipment.

     The Company believes that its existing cash and cash equivalents, funds generated from operations, and funds available under its credit facility with the bank and equipment financings will be sufficient to fund its operations for the remainder of the fiscal year. To enhance its ability to fund its operations, the Company is actively exploring additional and alternative sources of financing to supplement or replace its existing credit agreements.

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

                           PART II - OTHER INFORMATION

Item 4: Submission of Matters to a Vote of Security Holders

     On November 6, 1998, at the Annual Meeting of Sahreholders, the holders of the Company's outstanding Common Stock took the actions described below. On September 10, 1998 there were 12,807,442 shares of Common Stock issued and outstanding.

     The shareholders elected Robert L. Praegitzer, Matthew J. Bergeron, Daniel
J. Barnett, Theodore L. Stebbins, General Merrill A. McPeak and Gordon B. Kuenster to the Company's Board of Directors, by the votes indicated below, to serve for the ensuing year.

          11,119,373    shares in favor
             397,407    shares against or withheld
                   0    abstentions
                   0    broker nonvotes

     The shareholders approved the amendment of the Company's 1995 Stock Incentive Plan (the "Plan") (i) to increase the total number of shares of the Company's Common Stock (the "Shares") reserved for issuance under the Plan from 1,500,000 Shares to 2,700,000 Shares, and (ii) to eliminate certain restrictions in the Plan that are no longer necessary or appropriate based on recent changes to the rules under Section 16 of the Securities Exchange Act of 1934, by the votes indicated below.

           7,705,646    shares in favor
             445,243    shares against or withheld
               9,645    abstentions
                   0    broker nonvotes


Item 6: Exhibits and Reports on Form 8-K

     (a)  Exhibits

          10 - Stock Purchase Agreement between the Company and Matthew J.
               Bergeron dated December 22, 1998

          27 - Financial Data Schedule

     (b)  Reports on Form 8-K

          During the three month period ending December 31, 1998, there were no reports on Form 8-K filed.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PRAEGITZER INDUSTRIES, INC



Date:  February 15, 1999               MATTHEW J. BERGERON
                                       -----------------------------------------
                                      (Matthew J. Bergeron, President)
                                      (Duly Authorized Officer)


                                       WILLIAM J. THALE
                                       -----------------------------------------
                                      (William J. Thale)
                                      (Principal Financial Officer)