Form 10-Q
period 1999-03-31
PRAEGITZER INDUSTRIES INC
filed 1999-05-17
CIK 1007519

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


{x} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

                                 Yes {x} No { }

Number of shares of Common Stock outstanding as of May 5, 1999: 12,968,870

                           PRAEGITZER INDUSTRIES, INC.


                                Table of Contents


                                                                        Page No.
                                                                        --------

Part I   Financial Information

         Condensed Consolidated Balance Sheet-
         March 31, 1999 and June 30, 1998 ................................  3

         Condensed Consolidated Statement of Operations-
         Three months and nine months ended
         March 31, 1999 and 1998 .........................................  4

         Condensed Consolidated Statement of Cash Flows-
         Nine months ended March 31, 1999 and 1998 .......................  5

         Notes to Condensed Consolidated
         Financial Statements ............................................  6

         Management's Discussion and Analysis of Financial Condition
         and Results of Operations .......................................  9

Part II  Other Information

         Item 6    Exhibits and Reports on Form 8-K ...................... 13


Signatures................................................................ 14

                         PART 1 - FINANCIAL INFORMATION

Item 1.   Financial Statements

                           PRAEGITZER INDUSTRIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                   (Unaudited)
                                 (In Thousands)

                                     ASSETS
                                     ------

                                                                        March 31,          June 30,
                                                                            1999              1998
                                                                  --------------    --------------
CURRENT ASSETS
 Cash                                                             $          366    $        1,170
 Accounts receivable, net                                                 35,381            28,562
 Inventories                                                              20,645            16,491
 Prepaid expenses                                                          5,241             2,913
                                                                  --------------    --------------
             Total current assets                                         61,633            49,136

Property, plant and equipment                                            134,102           124,801
 Less: Accumulated depreciation and amortization                         (43,192)          (35,975)
                                                                  --------------    --------------
                                                                          90,910            88,826

Other assets                                                              13,505            13,532
                                                                  --------------    --------------
                                                                  $      166,048    $      151,494
                                                                  ==============    ==============

                                   LIABILITIES
                                   -----------

CURRENT LIABILITIES
  Bank overdraft                                                           8,016             3,709
  Accounts payable                                                        17,882            13,930
  Accrued payroll and related expenses                                     4,872             3,955
  Other current liabilities                                                6,531             1,852
  Current portion of long-term obligations                                 7,570             6,394
                                                                  --------------    --------------
             Total current liabilities                                    44,871            29,840

Long-term obligations                                                     65,959            73,413

Deferred tax liability                                                     5,190             4,197

Other liabilities                                                             42                64

Convertible subordinated notes                                            11,500                 -

Common stock                                                              43,519            42,325
Accumulated other comprehensive income                                      (231)                -
Retained earnings (accumulated deficit)                                   (4,802)            1,655
                                                                  --------------    --------------
             Total shareholders' equity                                   38,486            43,980
                                                                  --------------    --------------
                                                                  $      166,048    $      151,494
                                                                  ==============    ==============


         The accompanying notes are an integral part of these condensed financial statements.

                           PRAEGITZER INDUSTRIES, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                   (Unaudited)
                      (In Thousands, Except Per Share Data)

                                                           Three Months Ended                    Nine Months Ended
                                                                 March 31,                           March 31,
                                                      -------------------------------     -------------------------------
                                                                1999           1998                 1999             1998
                                                      --------------   --------------     --------------   --------------

Revenue                                               $       56,706   $       44,713     $      167,396   $      133,339

Cost of sales (Note 5)                                        48,399           35,940            140,078          106,528
                                                      --------------   --------------     --------------   --------------

      Gross profit                                             8,307            8,773             27,318           26,811

Selling, general and administrative expenses                   7,052            5,394             21,169           17,166
Restructuring expense (Note 5)                                 9,624                -              9,624                -
                                                      --------------   --------------     --------------   --------------


      Income (loss) from operations                           (8,369)           3,379             (3,475)           9,645

Interest expense                                               1,352              837              3,986            2,288

Other income                                                     455                3              1,088              166
                                                      --------------   --------------     --------------   --------------

      Income (loss) before income taxes                       (9,266)           2,545             (6,373)           7,523

Income tax (benefit) expense                                    (985)             813                 84            2,417
                                                      --------------   --------------     --------------   --------------

Net income (loss)                                     $       (8,281)  $        1,732     $       (6,457)  $        5,106
                                                      ==============   ==============     ==============   ==============

      Basic and diluted net income (loss) per share   $        (0.64)  $         0.14     $        (0.50)  $         0.40
                                                      ==============   ==============     ==============   ==============


         The accompanying notes are an integral part of these condensed financial statements.

                           PRAEGITZER INDUSTRIES, INC

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)
                                 (In Thousands)


                                                                                   Nine Months
                                                                                 Ended March 31,
                                                                          ----------------------------
                                                                                  1999            1998
                                                                          ------------    ------------
Cash Flows from Operating Activities:
    Net cash provided by operating activities                             $      7,790    $      9,412

Cash Flows from Investing Activities:
     Capital expenditures                                                      (42,121)        (32,968)
     Proceeds from sale of property, plant and equipment                        24,266             841
     Business acquisitions                                                           -         (17,073)
     Other                                                                      (1,236)           (171)
                                                                          ------------    ------------
     Net cash used in investing activities                                     (19,091)        (49,371)
                                                                          ------------    ------------

Cash Flows from Financing Activities:
     (Decrease) increase in short-term borrowings                              (10,437)         17,901
     Issuance of convertible subordinated notes                                 11,500               -
     Borrowings of long-term debt                                               10,632          21,298
     Payments on long-term debt and capital leases                              (5,845)         (2,847)
     Increase in bank overdrafts                                                 4,307           2,464
     Issuances of common stock                                                     674           1,091
                                                                          ------------    ------------
     Net cash provided by financing activities                                  10,831          39,907
                                                                          ------------    ------------

     Effect of foreign currency                                                   (334)              -
                                                                          ------------    ------------

Decrease in Cash                                                          $       (804)   $        (52)
Cash at Beginning of Period                                                      1,170             442
                                                                          ============    ============
Cash at End of Period                                                     $        366    $        390
                                                                          ============    ============

                Supplemental disclosure of cash flow information:
   Cash paid during periods for:

      Interest                                                            $      4,717    $      2,526

      Income Taxes                                                                 157           1,987


         The accompanying notes are an integral part of these condensed financial statements.

                           PRAEGITZER INDUSTRIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1:   Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Praegitzer Industries, Inc. (the "Company") contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1999, and the results of operations for the three months ended March 31, 1999 and 1998 and the results of operations and cash flows for the nine months ended March 31, 1999 and 1998. The results of operations for the three and nine months ended March 31, 1999 are not necessarily indicative of the results expected for the entire fiscal year ending June 30, 1999.

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

     This report on Form 10-Q for the quarter ended March 31, 1999, should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998. Portions of the accompanying financial statements are derived from the audited year-end financial statements of the Company dated June 30, 1998.

Note 2:   Earnings per share

     Basic earnings per share ("EPS") has been computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted EPS has been computed by dividing net income by the weighted average common and common equivalent shares outstanding during each period using the treasury stock method, if the common equivalent shares were not anti-dilutive. The difference between the basic and diluted weighted average shares is due to common stock equivalent shares resulting from outstanding stock options and warrants. Net income for the calculation of both basic and diluted EPS is the same for all periods presented. The calculation of the weighted average outstanding shares is as follows:

                                                      Three Months Ended               Nine Months Ended
                                                           March 31,                        March 31,
                                                         1999             1998             1999             1998
                                                -------------    -------------    -------------    -------------
Weighted average shares outstanding-basic          12,937,473       12,718,129       12,840,910       12,675,399
Common stock equivalents                                    -                -                -          222,688
                                                -------------    -------------    -------------    -------------

Weighted average shares outstanding-diluted        12,937,473       12,718,129       12,840,910       12,898,087
                                                =============    =============    =============    =============


Note 3:   Inventories

     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and consist of the following (in thousands):

                                                   March 31,          June 30,
                                                       1999              1998
                                               ------------      ------------
Raw materials and supplies                     $      8,512      $      6,430
Work-in-progress                                     12,133            10,061
                                               ============      ============
   Total inventory                             $     20,645      $     16,491
                                               ============      ============


Note 4:   Comprehensive Income

     The Company adopted SFAS No. 130, Reporting Comprehensive Income, in the first quarter of fiscal year 1999. SFAS No. 130 establishes new rules for the reporting of comprehensive income and its components, but has no impact on the Company's net earnings or total shareholders' equity.

Comprehensive income and its components, net of tax, are as follows (in thousands):

                                                      Three Months Ended               Nine Months Ended
                                                           March 31,                        March 31,
                                                         1999             1998             1999             1998
                                                -------------    -------------    -------------    -------------
Net income (loss)                               $      (8,281)   $       1,732    $      (6,457)   $       5,106
Other comprehensive income:
   Currency translation adjustment                       (299)               -             (231)               -
                                                -------------    -------------    -------------    -------------

Total comprehensive income (loss)               $      (8,580)   $       1,732    $      (6,688)   $       5,106
                                                =============    =============    =============    =============

Note 5:   Restructuring

     On March 29, 1999, the Company announced the consolidation of two West Coast facilities. This restructuring plan is designed to increase capacity utilization and reduce overall on-going costs. It included consolidating the Company's Redmond, Washington facility into the Company's Fremont, California facility and the termination or separation of approximately 300 employees from the Redmond, Washington facility. It is expected that sales and orders from the Redmond facility will be completely assumed by other Company facilities, principally Fremont. In connection to the restructuring the Company took a non-recurring charge of $11.0 million, comprised of approximately $3.6 million of cash charges and approximately $7.4 million of non-cash charges, which related to severance benefits, lease termination costs, restoration costs associated with the leased building housing the Redmond facility, and asset write-downs, including goodwill. The goodwill arose upon acquisition of the Redmond facility in fiscal year 1996. The Company will utilize certain production equipment from its Redmond, Washington facility in other Praegitzer facilities. It is expected that the plan will be completed by the second quarter of fiscal year 2000.

     The components of the restructuring charge recorded in the third quarter of fiscal year 1999 were as follows (in thousands):

Non-cash charges:
         Inventory (included in cost of sales)             $ 1,371
         Abandonment of construction in progress             2,447
         Fixed asset write-down (includes
              leasehold improvements)                          587
         Write-off of goodwill                               3,012

Cash charges:
         Severance benefits and legal                      $ 1,799
         Lease termination                                     563
         Building restoration costs                          1,215
                                                           -------

Total restructuring related expense                        $10,994
                                                           =======


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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
--------

     The Company is a leader in providing electronics OEMs and contract manufacturers with a full range of printed circuit board and interconnect solutions, including schematic capture and design, quick-turnaround, prototyping and pre-production, and large volume production. The Company's design division provides schematic capture and design services. The Fremont facility specializes in quick-turnaround prototype production, the former Redmond facility specialized in high technology and low volume production, the Huntsville facility specializes in low volume production and quick-turnaround prototype production, the Malaysia facility specializes in low technology and medium to high volume production, the White City facility specializes in medium volume production and the Dallas facility specializes in medium to high volume production.

     On March 29, 1999, the Company announced the consolidation of two West Coast facilities. This restructuring plan is designed to increase capacity utilization and reduce overall costs. It included consolidating the Company's Redmond, Washington facility into the Company's Fremont, California facility and the termination or separation of approximately 300 employees from the Redmond, Washington facility. It is expected that sales and orders from the Redmond facility will be completely assumed by other Company facilities, principally Fremont. In connection with the restructuring the Company took a non-recurring charge of $11.0 million, comprised of approximately $3.6 million of cash charges and approximately $7.4 million of non-cash charges, which related to severance benefits, lease termination costs, restoration costs associated with the leased building housing the Redmond facility, and asset write-downs, including goodwill. The goodwill arose upon acquisition of the Redmond facility in fiscal year 1996. The Company will utilize certain production equipment from its Redmond, Washington facility in other Praegitzer facilities. It is expected that the plan will be completed by the second quarter of fiscal year 2000. See Note
5 to the consolidated financial statements.

     This discussion and analysis is designed to be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company's Form 10-K for the fiscal year ended June 30, 1998.

Results of Operations
---------------------

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998
-------------------------------------------------------------------------------

     Revenue for the three months ended March 31, 1999 was $56.7 million, an increase of $12.0 million, or 27%, from the three months ended March 31, 1998. The increase in revenue resulted from several factors including record shipments during March from the Dallas facility, acquisitions of the Malaysian and Huntsville facilities and better performing sales and operations groups.

     The costs of goods sold for the three months ended March 31, 1999 was $48.4 million, or 85.4% of revenue, compared to $36.0 million, or 80.4% of revenue, for the three months ended March 31, 1998. This increase was due primarily to the inventory write-down associated with the consolidation of the Redmond, Washington facility into the Fremont, California facility and increased costs at the Malaysia and Huntsville facilities.

     Gross profit for the three months ended March 31, 1999 was $8.3 million, or 14.6% of revenue, compared to $8.8 million, or 19.6% of revenue, for the three months ended March 31, 1998. The decrease in margin was primarily the result of the $1.4 million inventory write-down related to the restructuring and continued pricing pressures related to diminishing market demand and increased offshore competition.

     Selling, general and administrative expense for the three months ended March 31, 1999 was $7.1 million, or 12.4% of revenue, compared to $5.4 million, or 12.1% of revenue, for the three months ended March 31, 1998. The increase in expenses was due to the increased personnel and fixed costs associated with the acquisitions of the Huntsville and Malaysian operations, as well as the expansion of the Company's corporate sales force required to support the Company's growth.

     Interest expense for the three months ended March 31, 1999 increased to $1.4 million, or 2.4% of revenue, from $837,000, or 1.9% of revenue, in the prior year. The increase was the result of increased borrowings to finance recent acquisitions, equipment purchases and working capital needs.

     The effective income tax rate for the quarter ended March 31, 1999, excluding the one time $11.0 million restructuring charge and inventory write-down, was 28.1%, compared to a 31.9% effective rate for the quarter ended March 31, 1998. This reduction was primarily due to an increase in tax credits available for the Company's use in 1999. Including the $11.0 million restructuring charge, the Company recognized a $985,000 tax benefit.

     The Company incurred a net loss of $8.3 million for the three months ended March 31, 1999, including the restructuring charge. Prior to the restructuring, net income was $1.2 million, a decrease of $500,000 from net income of $1.7 million for the three months ended March 31, 1998. This decrease was primarily due to higher costs associated with acquisitions and expansions as well as lower margins resulting from weaker customer demand and increased offshore competition.

Nine Months Ended March 31, 1999 Compared to Nine Months Ended March 31, 1998
-----------------------------------------------------------------------------

     Revenue for the nine months ended March 31, 1999 increased 25.5% to $167.4 million from $133.3 million for the nine months ended March 31, 1998. The revenue growth was a result of several factors, including record shipments at the Dallas facility, acquisitions of the Malaysian and Huntsville facilities, increased capacity and improved technological capabilities.

     The costs of goods sold for the nine months ended March 31, 1999 was $140.1 million, or 83.7% of revenue, compared to $106.5 million, or 79.9% of revenue, for the nine months ended March 31, 1998. This increase was due primarily to increased costs associated with the Malaysia and Huntsville acquisitions as well as the $1.4 million of inventory write-down related to the restructuring.

     Gross profit for the nine months ended March 31, 1999 was $27.3 million, or 16.3% of revenue, compared to $26.8 million, or 20.1% of revenue, for the nine months ended March 31, 1998. This decrease was due primarily to reduced demand caused by market pressures and offshore competition and changes in the production mix in the Huntsville facility.

     Selling, general and administrative expense for the nine months ended March 31, 1999 was $21.2 million, or 12.6% of revenue, compared to $17.2 million, or 12.9% of revenue, for the nine months ended March 31, 1998. The increase in expenses was due to the increased personnel and fixed costs associated with the acquisitions of the Huntsville and Malaysian operations, as well as the expansion of the Company's corporate sales force required to support the Company's growth.

     Interest expense for the nine months ended March 31, 1999 increased to $4.0 million, or 2.4% of revenue, from $2.3 million, or 1.7% of revenue, for the nine months ended March 31, 1998. The increase was the result of increased borrowings to finance recent acquisitions, equipment purchases and working capital needs.

     The effective income tax rate for the nine months ended March 31, 1999, excluding the one time restructuring charge and inventory write-down, was 33.8% compared to an effective tax rate of 32.1% for the nine months ended March 31, 1998.

     The Company incurred a net loss for the nine months ended March 31, 1999 of $6.5 million, including the restructuring charge. Prior to the restructuring charge, net income was $3.1 million, a decrease of $2.0 million from net income of $5.1 million for the nine months ended March 31, 1998. This decrease was primarily due to higher costs associated with acquisitions and expansions as well as lower margins resulting from weaker customer demand and increased offshore competition.

Liquidity and Capital Resources
-------------------------------

     As of March 31, 1999, the Company had cash of $366,000 and working capital of $16.8 million, compared to cash of $1.2 million and working capital of $19.3 million at June 30, 1998. Principal sources of liquidity in the first nine months of fiscal 1999 were cash from operations, the issuance of $11.5 million principal amount of 9% convertible subordinated notes due 2008, and sale-leaseback transactions. Principal uses of cash during the nine months ended March 31, 1999 were property, plant and equipment expenditures of $42.1 million related to expansions and capacity improvements of the Company's manufacturing operations and the paydown of the Company's bank line of credit.

     At March 31, 1999 borrowings of $27.1 million were outstanding on the Company's $40 million bank line of credit and $7.8 million was available for borrowing based on eligible receivables and inventory. Amounts outstanding under the line of credit bear interest at the bank's prime rate (7.75% per annum at March 31, 1999). Under the line of credit, the Company must maintain certain financial ratios and other covenants. As of March 31, 1999 the Company was in compliance with all loan covenants.

     As of March 31, 1999, the Company had $31.5 million of outstanding notes payable to Heller Financial bearing interest at annual rates ranging from 7.8% to 9.8125% and secured by real property and miscellaneous equipment at the Company's Dallas and White City, Oregon and Huntsville, Alabama facilities.

     In March 1999, the Company entered into an agreement to borrow $4.9 million from Capital Associates International, Inc. The Capital Associates Note bears interest at 8.87% and is due March 10, 2004. The note is secured by miscellaneous equipment.

     Also in March 1999, the Company borrowed $3.8 million from Keycorp Leasing under a $10.0 million Interim Funding Promissory Note. The note is due June 30, 2000 and requires interest only payments at the lender's prime rate plus 1% through the pay-off. The note is secured by miscellaneous equipment.

     Although the Company has no commitments in material amounts, it expects total capital expenditures for the fiscal year ending June 30, 1999 to be approximately 25% of revenue for facilities expansion and equipment.

     The Company believes that its existing cash and cash equivalents, funds generated from operations, and funds available under its credit facility with the bank and equipment financing will be sufficient to fund its operations for the remainder of the fiscal year.

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

                           PART II - OTHER INFORMATION


Item 6:  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         10  -  Amended and Restated Credit Agreement among the
                Company, the lenders named therein, KeyBank National Association and Heller Financial, Inc. dated April 8, 1999.

         27  -  Financial Data Schedule

    (b)  Reports on Form 8-K

         During the three month period ending March 31, 1999, there were no reports on Form 8-K filed.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PRAEGITZER INDUSTRIES, INC



Date:  May 17, 1999                    MATTHEW J. BERGERON
                                       -----------------------------------
                                       (Matthew J. Bergeron, President)
                                       (Duly Authorized Officer)


                                       WILLIAM J. THALE
                                       -----------------------------------
                                       (William J. Thale)
                                       (Principal Financial Officer)