Form 10-K
period 1999-06-30
PRAEGITZER INDUSTRIES INC
filed 1999-10-13
CIK 1007519

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 For the Fiscal Year Ended June 30, 1999 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            For the transition period from __________ to ___________

                         Commission File Number: 0-27932

                           PRAEGITZER INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

          OREGON
(State or other jurisdiction of                           93-0790158
 incorporation or organization)             (I.R.S. Employer Identification No.)

    19801 SW 72nd Avenue
      Tualatin, Oregon                         97062             (503) 454-6000
(Address of principal executive offices) (Registrant's zip code) (Registrant's telephone number,
                                                            including area code)

Securities registered pursuant to Section 12(b) of the Act:
                                      None
Securities registered pursuant to Section 12(g) of the Act:
                                  Common Stock

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

         The aggregate market value of voting Common Stock held by non-affiliates of the registrant at September 20, 1999 was approximately $21,359,624. For purposes of this calculation, officers and directors are considered affiliates.

Number of shares of Common Stock outstanding at September 20, 1999: 13,129,751.

                       Documents Incorporated by Reference

                                                    Part of Form 10-K Into Which
        Document                                      Documents are Incorporated

Proxy Statement for 1999 Annual                             Part III
Meeting of Shareholders

                                TABLE OF CONTENTS

Part I

Item 1     Business..........................................................  1
Item 1(a)  Executive Officers of the Registrant..............................  8
Item 2     Properties........................................................  9
Item 3     Legal Proceedings.................................................  9
Item 4     Submission of Matters to a Vote of Security Holders...............  9

Part II

Item 5     Market for the Registrant's Common Equity
              and Related Shareholder Matters................................ 10
Item 6     Selected Financial Data........................................... 11
Item 7     Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................... 12
Item 7(a)  Quantitative and Qualitative Disclosure About Market Risk......... 17
Item 8     Financial Statements and Supplementary Data....................... 17
Item 9     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................... 40

Part III

Item 10    Directors and Executive Officers of the Registrant................ 40
Item 11    Executive Compensation............................................ 40
Item 12    Security Ownership of Certain Beneficial Owners and Management.... 40
Item 13    Certain Relationships and Related Transactions.................... 40

Part IV

Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K... 41

Signatures .................................................................. 43

Forward-Looking Statements

         The statements concerning working capital needs constitute forward-looking statements that are subject to risks and uncertainties. Factors that could adversely affect the Company's working capital needs include, but are not limited to, business conditions and growth in the electronics industry and general economies, both domestic and international, lower than expected customer orders, risks related to customer cancellation or postponement of orders, competitive factors (including increased competition, new product offerings by competitors and price pressures), the availability of third party parts and supplies at reasonable prices and technological difficulties and resource constraints encountered in developing new products. Additional factors include the economic situation in Asia, the ability to manage and utilize manufacturing capacity, production delays, product mix and yield issues associated with production, the ability to execute financing strategies, and any unanticipated costs associated with risks related to the Year 2000 issue.

                                     PART I

Item 1.  BUSINESS

         The Company is a leader in providing electronics original equipment manufacturers ("OEMs") and contract manufacturers with a full range of printed circuit board ("PCB") and interconnect solutions, including schematic capture and design, quick-turnaround, prototyping and pre-production, and large volume production. The Company provides its solutions to four key electronics industry segments (with corresponding percentages of Company revenue for the fiscal year ended June 30, 1999): (i) data and telecommunications (40%), (ii) computers and peripherals (32%), (iii) industrial and instrumentation (22%) and (iv) business and consumer (6%). The Company's growth has been driven by sales to industry leaders whose products require increasing complexity and technological advancement within the electronic interconnect industry. The Company has obtained ISO 9002 certifications for all of its manufacturing facilities, ISO 9001 certifications for all of its design centers and has received awards from a number of its customers in recognition of its superior performance in meeting their PCB needs. In fiscal 1999 the Company served more than 650 customers worldwide.

Industry Overview

         PCBs, consisting of interconnected layers of etched copper patterns of electrical circuitry that have been laminated to insulating material, are the basic platforms used to interconnect the integrated circuits and other essential components of electronic products. The Company primarily focuses on the multilayer PCB market, which accounted for approximately 79.6% and 76.1% of U.S. PCB sales in 1998 and 1997, respectively, according to the Institute for Interconnecting Packaging Electronic Circuits ("IPC").

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

         To compete in the market for increasingly complex and technologically advanced PCBs and to meet shorter time-to-market and time-to-volume requirements, PCB manufacturers must make substantial capital investments and develop greater manufacturing specialization and expertise. These factors have resulted in two trends in the PCB industry. First, as capital requirements have increased, the industry has consolidated. According to IPC, the number of United States PCB manufacturers has decreased from over 2,500 in 1976 to fewer than 700 in 1998. Second, OEMs have increased the outsourcing of PCB production to focus resources on their core strengths and have relied on outside suppliers to overcome increasingly complex manufacturing challenges. According to IPC, the independent manufacturers' portion of the total PCB market increased to 95% in 1998 from 66% in 1991. IPC estimates that in 1998 the ten largest independent manufacturers accounted for about 44% of total PCB sales in the United States by independent manufacturers.

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

3. SCHEMATIC CAPTURE AND CIRCUIT DESIGN. Schematic capture involves the input of an electronic schematic diagram into a high-performance computer workstation that generates a list of the electronic components and interconnects required to design a PCB. Circuit design is accomplished using specialized CAD software programs. Computer-generated data describe the layout which, along with manufacturing information, may be transmitted electronically from the designer to the manufacturer. When transmitting data to its internal manufacturing organizations, the Company typically uses specialized computer aided manufacturing ("CAM") software prior to sending the data to ensure design for manufacturability ("DFM") and to help speed the quick-turnaround process. Historically, circuit design was the step in the PCB production process least likely to be outsourced by OEMs. As PCB related design-for-manufacture challenges become more complex, however, more OEMs are relying on outside resources for these services.

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

Markets

         The Company concentrates on the broad electronics market, which is characterized by high growth, rapid technological advances, short product development cycles and accelerated time-to-market and time-to-volume requirements. In response to this market's broadening requirements, the Company became a complete solution provider and expanded its design, quick-turnaround and production volume capabilities.

         The Company's principal customers are electronics OEMs and contract manufacturers in four vertical markets--(i) computers and peripherals, (ii) data communications and telecommunications, (iii) instrumentation and industrial, and
(iv) business and consumer.

Computers and Peripherals. The computer and peripheral market accounted for approximately $70.4 million, or 32%, of the Company's 1999 revenue. The most significant component of growth in this market is unit sales of computers. Since fiscal 1996, Company sales to this sector have increased at a compound annual rate of 50%. Future drivers of growth in this area include (i) growth in the personal computer (PC) market, (ii) emerging global markets and (iii) rapid advancement of technology.

Data Communications and Telecommunications. The data communications and telecommunications market accounted for approximately $86.3 million, or 40%, of the Company's fiscal 1999 revenue. Products incorporating the Company's PCBs include portable communication devices such as cellular telephones, microwave relays, telecommunications and telephone switching equipment, and mobile radios. Since fiscal 1996, Company sales to this sector have increased at a compound annual rate of 40%. Future drivers of growth in this area include (i) heavy demand expected for portable communication devices, (ii) infrastructure build-out in the telecommunications industry, and (iii) rapid pace of new product introductions.

Instrumentation and Industrial. The instrumentation and industrial market accounted for approximately $47.4 million, or 22%, of the Company's 1999 revenue. Products incorporating the Company's circuit boards include machine and process controls, sensors, test and measurement equipment and medical instruments. Demand is expected to increase as the use of electronic measuring equipment and medical technologies such as magnetic resonance imaging (MRIs) and laser surgery continues to increase. Since fiscal 1996, Company sales to this sector have increased at a compound annual rate of 13%. Future drivers of growth in this area include (i) increasing capital expenditures by OEMs, (ii) improvements in technology, (iii) increasing research and development budgets, and (iv) emerging global healthcare markets.

Business and Consumer. The business and consumer market accounted for approximately $13.6 million, or 6%, of the Company's 1999 revenue. Products incorporating the Company's circuit boards include copy machines, inventory tracking systems and cash registers. Demand has been driven by a number of factors, the most significant of which is the expanding consumer market for electronics. Since fiscal 1996, Company sales to this sector have increased at a compound annual rate of 13%. Future drivers of growth in this area include (i) increasing demand for complex consumer electronics and (ii) continued investment by companies in modern business systems.

Manufacturing and Engineering Processes and Quality Assurance

         The Company believes its substantial capital investment and manufacturing expertise in a number of specialized areas have contributed to its position as one of the leaders in the production of complex, rigid multilayer PCBs. The Company's complete solution strategy, incorporating design, quick-turnaround and prototyping, and volume production requires periodic upgrades of the Company's capabilities and resources.

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

         The Company's substantial investment in its modern prototyping and volume production facilities and state-of-the-art equipment permits high-yield fabrication of complex PCBs. The Company can produce PCBs with more than 20 layers incorporating blind vias, buried vias, laser microvias and buried resistors and capacitance. Most vias (holes drilled in the PCBs to facilitate electronic interconnects) are made with computer-controlled drills, with tolerances as small as .004 inches.

         The performance of a PCB is highly sensitive to quality standards. In recognition of the need for quality, the Company has obtained ISO 9002 certifications for all of its manufacturing facilities and ISO 9001 certification for all of its design centers. Certain of the Company's manufacturing facilities also are Bellcore compliant. The Company's fine-line circuitry is produced within the Company's Class 10,000 clean room environment, and completed PCBs are subject to rigorous automated optical inspection, dual-side simultaneous testing, flying probe technology and a variety of customized test fixtures that have been designed and produced by the Company.

Sales and Marketing

         The Company's sales organization emphasizes the Company's solution strategy. The Company has sales personnel located in Alabama, Arizona, California, Florida, Georgia, Illinois, Israel, Malaysia, Massachusetts, Minnesota, New Hampshire, Oregon, Scotland, Singapore, Texas and Washington, locations that are in close proximity to many of the Company's existing and potential customers. The

Company's sales organization consists of a senior vice president of sales and marketing, a vice president of customer service, 6 regional managers, 22 account executives and one global account manager. Each division of the Company also has an experienced inside sales and customer service organization to support its outside sales personnel and to promote customer relationships.

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

Management Information Systems

         The Company uses its management information systems to shorten turnaround times for customer orders, increase output, improve inventory management, and reduce costs by allowing the Company to more efficiently manage and control the PCB production process. The Company has developed information systems that integrate key management data to facilitate operations under its complete solution strategy. The Company uses both internally developed and third party software, with applications for manufacturing and shop floor control, DFM analysis, quality assurance, CAD/CAM, human resources, and finance and accounting.

         In fiscal 1999, the Company substantially completed Phase I of a rapid multiphase rollout of the SAP R/3 enterprise resource planning software solution ("Phase I"). Costs associated with Phase I were approximately $5.6 million in fiscal 1999. Phase I integrated the Company's financial and accounting systems as well as provided manufacturing, sales order entry and materials management for the Fremont facility and all the design centers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Compliance."

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

         The Company believes the primary competitive factors in the market for complex, rigid multilayer printed circuit boards are product quality, responsiveness to customers, on-time delivery, lead time, volume production capabilities, advanced manufacturing technology, engineering skills and price. The Company believes its primary competitive strengths stem from its solutions offerings, including its ability to provide technologically advanced manufacturing services, respond to customers reliably and effectively and deliver finished products on a quick-turnaround through high volume basis while maintaining superior product quality.

Backlog

         The Company's backlog at June 30, 1999 was approximately $22.9 million, compared to a backlog of approximately $23.4 million at June 30, 1998. The Company includes in its backlog all purchase orders scheduled for delivery within the next 12 months, although the majority of the backlog typically is scheduled for delivery within 60 days. There are no orders in the Company's backlog that it does not reasonably expect to have filled by June 30, 2000. For a variety of reasons, including timing of orders and shipments, delivery intervals, customer and product mix and the possibility of customer changes in delivery schedules, backlog as of any particular date may not be a reliable measure of sales for any succeeding period. Cancellation charges generally vary depending upon the time of cancellation and, therefore, the Company's backlog may be subject to cancellation without significant penalty to the customer.

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

Employees

         At June 30, 1999, the Company had approximately 1,700 employees. None of the Company's employees are represented by a labor union, and the Company has never experienced a work stoppage, slowdown or strike. The Company believes it maintains good employee relations.

Item 1A.  EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth, as of August 31, 1999, executive officers of the Company.

Name                  Age    Position
----                  ---    --------
Robert L. Praegitzer   68    Chief Executive Officer and Chairman of the Board

Matthew J. Bergeron    36    President, Chief Operating Officer and Director

Robert J. Versiackas   50    Senior Vice President of Operations

James M. Buchanan      52    Senior Vice President of Sales and Marketing

Gregory L. Lucas       54    Senior Vice President of Technology

Robert G. Schmelzer    48    Senior Vice President of Administration

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

         ROBERT G. SCHMELZER joined the Company in 1997 as Vice President of Human Resources. He became Senior Vice President of Administration in March of 1999. Prior to joining the Company, Mr. Schmelzer served as Vice President of Human Resources with Penwest, Ltd. and Penford Products Company from 1993 to 1997 and held a senior Human Resources position with Air Products and Chemicals, Inc. from 1985 to 1993.

Item 2.  PROPERTIES

         The Company's principal properties are as follows:

                                              Ownership     Square
         Location             Purpose          Status        Feet
         --------             -------         ---------     -----
  Dallas, Oregon         Volume production     Owned        130,000
  White City, Oregon     Volume production     Owned        105,000
  Fremont, California    Quick-turnaround      Leased        60,000
-------------------

         The Dallas and White City manufacturing facilities specialize in medium to high volume production of complex, rigid multilayer PCBs, and the Fremont facility specializes in quick-turnaround prototype production. The Company also has 11 design centers worldwide, 9 in the U.S., one in Israel and one in Scotland.

         The Fremont facility is subject to a monthly lease cost of approximately $54,500, which expires in 2009.

Item 3.  LEGAL PROCEEDINGS

         On June 4, 1999, Intergraph Corporation filed a complaint in the Northern District of Alabama United States District Court against the Company and seeks a declaratory judgment that Intergraph is not in default under a 1998 Purchase Agreement. Intergraph also claims that printed circuit boards purchased from Praegitzer were defective and not timely delivered. Intergraph claims damages in excess of $75,000. The Company has counterclaimed, seeking damages of approximately $25 million as a result of what the Company believes to have been inaccurate information provided by Intergraph in connection with the sale of the Huntsville, Alabama facility.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended June 30, 1999.

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

         Fiscal 1998

              First quarter                             $14.938          $10.50
              Second quarter                            $15.000          $9.250
              Third quarter                             $11.125          $8.500
              Fourth quarter                            $9.438           $5.469


         Fiscal 1999

              First quarter                              $9.000           $5.500
              Second quarter                             $9.500           $6.375
              Third quarter                              $8.750           $4.500
              Fourth quarter                             $6.063           $4.625


         As of September 20, 1999, there were approximately 1,424 shareholders of record, and the last per share sales price of the Common Stock on that date was $4.625.

         On February 18, 1999, the Company sold to Matthew Bergeron, the Company's President and Chief Operating Officer, 100,000 shares of the Company's common stock for $520,350, which must be paid, without interest, on or before January 1, 2006. This transaction is exempt from registration under Rule 506 of the Securities Act.

         As of May 7,1999, the Company issued 99,998 shares of Common Stock in a private placement exempt from registration under Rule 903 of the Securities Act to the shareholders of Intracon Design Limited of Scotland, U.K. as consideration for the merger of Intracon Design Limited with and into the Company.

         The Company has not declared any cash dividends in the past two fiscal years. The Company expects to retain any earnings to finance the expansion and development of its business and has no plans to declare cash dividends and would be required to receive written consent of its primary lender in order to declare any dividends. The payment of dividends is within the discretion of the Company's Board of Directors and will depend on the earnings, capital requirements and operating and financial condition of the Company, among other factors.

Item 6.  SELECTED FINANCIAL DATA

                                                                       Year Ended June 30,
                                                ------------------------------------------------------------------
                                                    1999         1998         1997        1996          1995
                                                ------------------------------------------------------------------
Statement of Income Data:                                     (in thousands, except per share data)

Revenue                                            $ 217,665    $ 182,773    $ 147,947  $   95,101      $  58,096
Cost of goods sold                                   191,172      148,487      122,013      72,941         48,343
Gross Profit                                          26,493       34,286       25,934      22,160          9,753
Selling, general and administrative expenses          29,046       23,456       19,188       8,896          6,406
Restructuring expense                                 29,818      --           --           --             --
Impairment and in-process technology expense         --           --            11,650      --             --
Income (loss) from operations                       (32,370)       10,830      (4,904)      13,264          3,347
Interest expense                                       5,848        3,757        2,295       1,799          1,563
Income (loss) from continuing operations
before income taxes                                 (36,437)        7,297      (6,631)      11,767          1,876

Provision (benefit) for income taxes                (10,898)        2,215        1,670    4,472(1)         691(1)
Income (loss) from continuing operations            (25,539)        5,082      (8,301)    7,295(1)       1,185(1)
Net income (loss)                                  $(25,539)    $   5,082     $(8,301)    6,916(1)       1,185(1)
Net income (loss) per share - basic and diluted    $  (1.97)    $    0.40     $ (0.68)   $ 0.76(1)      $ 0.13(1)
Weighted average number of shares outstanding         12,973       12,694       12,234       9,070          8,824
- basic
Weighted average number of shares outstanding         12,973       12,846       12,234       9,110          8,824
- diluted



Balance Sheet Data:                                                          June 30,
                                                ------------------------------------------------------------------
                                                    1999         1998         1997        1996          1995
                                                ------------------------------------------------------------------
Working capital                                    $  18,794    $  19,297     $ 17,031    $ 10,743      $ (1,897)
Inventories                                           16,652       16,491        8,534       6,212          4,002
Total assets                                         143,897      151,494       87,286      52,836         30,352

Notes payable and current portion of long-term         6,438        6,394        3,565         871          1,302
obligations
Long-term obligations, net of current portion         73,216       73,413       29,785       7,695         10,188

Shareholders' equity                                  19,352       43,980       37,641      34,641          5,699

------------------------------------------------

(1) The Company was an S corporation prior to April 1996 and accordingly was not subject to federal and state income taxes prior to April 1996. For this portion of the year presented, income tax expense, net income and net income per share are shown pro forma. Pro forma amounts reflect federal and state income taxes as if the Company had been a C corporation based on the effective tax rates that would have been in effect during these periods.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The Company is a leading provider of a full range of PCB and interconnect solutions, including schematic capture and design, quick-turnaround, prototyping and pre-production, and large volume production to electronics OEMs and contract manufacturers. The Company provides its solutions to four key electronics industry segments (with corresponding percentages of Company revenue for fiscal 1999): (i) data and telecommunications (40%), (ii) computers and peripherals (32%), (iii) industrial and instrumentation (22%) and
(iv) business and consumer (6%). The majority of customers are based in the United States. During the years ended June 30, 1999, 1998, and 1997, sales to international customers represented 9.0%, 2.1%, and 2.6% of total revenue, respectively. The only significant long-lived assets the Company holds outside the United States are in Melaka, Malaysia and are held for sale as disclosed in the financial statements.

         In 1997, the Company implemented its complete solutions offering to provide its customers with advanced technology and integrated manufacturing capabilities for the entire cycle of PCB creation. As part of that implementation the Company has made a number of strategic acquisitions. In November 1995 the Company acquired Circuit Technology, Inc. ("CTI") to increase its prototype production capability. In August 1996 the Company acquired Trend Circuits ("Trend") (now its Fremont facility) to increase its quick-turnaround capability. In March 1998 the Company acquired its Huntsville facility to increase its pre-production capability. In the last three years, Praegitzer also acquired or opened 11 design centers: 9 in the United States, one in Israel and one in Scotland.

         In 1999, the Company restructured its operations to reflect a general decline in customer demand, which caused pricing and margin pressure in the PCB industry, along with the unprofitable results of its facilities in Huntsville and Malaysia. The Company closed its Redmond, Washington facility when it consolidated its West Coast quick-turn facilities into the Company's Fremont, California facility, closed its Huntsville, Alabama facility, adjusted Malaysia's net assets to net realizable value in conjunction with the Company's intent to divest its controlling interest in its Malaysian facility, and eliminated 114 overhead positions primarily in its selling, general and administrative areas. See Note 7 to the consolidated financial statements.

         The Company will concentrate on manufacturing operations in the United States and will continue to grow through existing operations. Praegitzer intends to focus on upscale technology product manufactured in the United States, the quick-turnaround market and high-end design and engineering services.

         The Company attributes its revenue growth since 1995, in part, to its complete solutions offering, which is intended to provide the full spectrum of PCB services, from initial design, schematic capture and layout to prototype fabrication and full-volume production. By providing extensive design and engineering services, the Company has been able to attract additional quick-turnaround and high volume production business.

Results of Operations

         The following table sets forth certain financial data for the Company for the periods indicated as a percentage of revenue.


                                                               Years Ended June 30,
                                                    --------------------------------------------
                                                          1999            1998           1997
                                                    -------------   -------------   ------------

Revenue                                                   100.0%          100.0%         100.0%
Cost of goods sold                                          87.8            81.2           82.5
                                                    -------------   -------------   ------------
Gross profit                                                12.2            18.8           17.5
Selling, general & administrative expense                   13.3            12.8           12.9
Restructuring expense                                       13.7         -               -
Impairment and in-process technology expense              -              -                  7.9
                                                    -------------   -------------   ------------
Income (loss) from operations                             (14.8)             6.0           (3.3)
Interest expense                                             2.7             2.1            1.6
Minority interest                                            0.8             0.0         -
Other income                                                 0.0             0.1            0.4
                                                    -------------   -------------   ------------
Income (loss) from operations                             (16.7)            4.0           (4.5)
Provision (benefit) for income taxes                       (5.0)            1.2            1.1
                                                    -------------   -------------   ------------
Net income (loss)                                         (11.7)%          2.8%           (5.6)%
                                                    =============   =============   ============

---------------

Year Ended June 30, 1999 ("fiscal 1999") Compared to Year Ended June 30, 1998 ("fiscal 1998")

         Revenue. Revenue in fiscal 1999 increased 19.1% to $217.7 million from $182.8 million in fiscal 1998. The Company's three primary products and services, (i) volume production, (ii) quick-turnaround, prototype and pre-production, and (iii) design, accounted for 63.1%, 28.6%, and 8.3% of revenues, respectively, in fiscal 1999 compared to 56.7%, 35.7%, and 7.6%, respectively, in fiscal 1998.

         Revenue growth in fiscal 1999 was the result of several factors, including the purchases in 1998 of the Company's Huntsville and Malaysian facilities, gains in market share due to industry consolidation, increased capacity, improved technological capabilities and strategic advantages offered by the Company's complete solutions offering.

         Volume production revenue increased 32.7% to $137.5 million in fiscal 1999 from $103.6 million in fiscal 1998. The increase in volume production business can be attributed to additional capacity due to purchase of the Huntsville and Malaysian facilities and capital expenditures, new customers, increased sales to existing customers, and new technology offerings. Significant new volume customers in fiscal 1999 included Benchmark, Celestica, EMC, Solectron and Teradyne, among others. Existing customers with increased sales in 1999 included Xerox, Motorola, and SCI.

         Quick-turnaround, prototype and pre-production revenue decreased 4.7% to $62.2 million in fiscal 1999 from $65.3 million in fiscal 1998. These decreases in revenue were the result of the restructuring, which involved the closure of the Redmond, Washington and Huntsville, Alabama facilities.

         Design revenue increased 29.5% to $18.0 million in fiscal 1999 compared to $13.9 million in fiscal 1998. The revenue increase can be primarily attributed to higher average bill rates, more designers and other factors, including increased business from existing and new customers such as Intel, NEC, Nortel and 3Com.

         Cost of Goods Sold. Cost of goods sold includes direct labor, materials and manufacturing overhead costs. The cost of goods sold in fiscal 1999 was $191.2 million, or 87.8% of revenue, compared to $148.5 million, or 81.2% of revenue, in fiscal 1998. This increase was primarily the result of low yields and substantial under-utilization of capacity in the Company's Huntsville and Malaysia circuit board manufacturing facilities as well as Company-wide price pressure.

         Gross Profit. Gross profit in fiscal 1999 decreased 22.7% to $26.5 million from $34.3 million in fiscal 1998. Gross margin decreased to 12.2% in fiscal 1999 compared to 18.8% in fiscal 1998. These decreases were due to the increased cost of goods sold as a percentage of revenue resulting from the items discussed above, in addition to general margin pressure experienced by the industry as a whole.

         Restructuring Expense. Results from operations in fiscal year 1999 includes a $32.7 million charge for the costs associated with a restructuring plan announced in the second half of the fiscal year, intended to lower the Company's break-even point, reduce overall costs and improve profitability.

         The restructuring plan consisted of the closure of its Redmond, Washington facility when it consolidated the Company's West Coast quick-turn facilities into the Company's Fremont, California facility, the closure of its Huntsville, Alabama facility, the reduction of 114 overhead positions primarily in its selling, general and administrative areas, and the adjustment of the Malaysian facility's net assets to net realizable value in conjunction with the Company's intention to divest its controlling interest in its Malaysian facility. The total charges associated with the consolidation of the quick-turn facilities were $11.0 million, the total charges associated with Huntsville were $16.7 million and the total charges associated with Malaysia were $5.0 million. See Note 7 to the consolidated financial statements.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses in fiscal 1999 increased $5.5 million, or 23.8%, to $29.0 million from $23.5 million in fiscal 1998. As a percentage of revenue, selling, general and administrative expenses remained relatively flat at approximately 13% year-over-year.

         Net Income (Loss) from Operations. Operating income in fiscal 1999 decreased $43.2 million to a loss of $32.4 million, or 14.9% of total revenues, compared to operating income of $10.8 million in fiscal 1998. The losses in fiscal 1999 were driven by a lower gross margin and the restructuring expense discussed above. The decrease in income from operations in fiscal 1999, excluding non-recurring charges in 1999, was primarily the result of the poor yields and capacity under-utilization in the Company's Huntsville and Malaysian facilities.

         Interest Expense. Interest expense in fiscal 1999 increased $2.1 million, or 55.7%, to $5.8 million from $3.8 million in the prior year. The increase was primarily the result of increased borrowings required to finance the acquisition of the Huntsville facility, equipment purchases and the Company's issuance of $11.5 million of subordinated convertible notes in December 1998.

         Income Taxes (Benefit). Income tax benefit in fiscal 1999 was $10.9 million compared to an income tax provision of $2.2 million in fiscal 1998. The effective tax rate in fiscal 1999 was 29.9%, compared to 30.4% in fiscal 1998.

         Net Income. As a result of the factors described above, including the restructuring and other charges of $32.7 million related to the closure of the Huntsville and Redmond facilities and the asset write-downs of Malaysia, the net loss in fiscal 1999 of $25.5 million represents a decrease of $30.6 million compared to the net income of $5.1 million in fiscal 1998.

Year Ended June 30, 1998 Compared to Year Ended June 30, 1997 ("fiscal 1997")

         Revenue. Revenue in fiscal year 1998 was $182.8 million, an increase of $34.8 million, or 23.5%, from fiscal 1997. The increase was the result of several factors, including gains in market share due to industry consolidation, increased capacity, improved technological capabilities and strategic advantages offered by the Company's One-Stop ShoppingTM strategy. The balance of the increase in revenue was the result of several acquisitions in fiscal 1998, including the acquisition of the Huntsville facility in March 1998, and the acquisitions of two design centers, which added $3.2 million and $3.6 million to revenue during fiscal 1998, respectively.

         Cost of Goods Sold. Cost of goods sold was $148.5 million in fiscal 1998, or 81.2% of revenue, as compared to $122.0 million in fiscal 1997, or 82.5% of revenue. This decrease was primarily due to lower materials costs and labor costs as a percentage of revenues, achieved through supplier price concessions, lower scrap rates, improved yields, higher employee productivity and improved process efficiencies.

         Gross Profit. Gross profit in fiscal 1998 was $34.3 million, or 18.8% of revenue, compared to $25.9 million, or 17.5% of revenue, in fiscal 1997. This increase was due primarily to both increased revenue and a decrease in the cost of goods sold as a percentage of revenue, as discussed above.

         Selling, General and Administrative Expense. Selling, general and administrative expense in fiscal 1998 was $23.5 million, or 12.8% of revenue, compared to $19.2 million, or 13.0% of revenue, in fiscal 1997. The increase in expenses was due to increased personnel and fixed costs associated with the expansion of the design division and corporate sales force. As a percentage of revenue, selling, general and administrative expenses decreased slightly year-over-year.

         Impairment and In-Process Technology Expense. In the first quarter of fiscal 1997, the Company recorded a write-off of $11.7 million of certain goodwill associated with the CTI acquisition and purchased research and development costs related to the acquisition of Trend.

         Net Income (Loss) from Operations. Operating income in 1998 was $10.8 million compared to a net loss from operations of $4.9 million in fiscal 1997. The gains in operating income were driven by improvements in gross margin and the benefit from the elimination of the $11.7 million nonrecurring expense related to impairment and in-process technology in fiscal 1997. The increase in income from operation in fiscal 1998, excluding the one-time write-off from fiscal 1997, was primarily the result of increased efficiency in the Company's expanded manufacturing facilities.

         Interest Expense. Interest expense in fiscal 1998 was $3.8 million, an increase of $1.5 million, or 63.7%, from fiscal 1997. The increase was the result of increased borrowings required to finance the acquisition of the Huntsville facility and equipment purchases.

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

         Net Income (Loss). As a result of the factors described above, including the write-off of $11.7 million non-recovery expenses related to impairment and in-process technology expense, the net income in fiscal 1998 of $5.1 million represents an increase of $13.4 million compared to the net loss of $8.3 million in fiscal 1997.

Liquidity and Capital Resources

         Since its inception, the Company has financed its operations and capital expenditures with cash from operations, debt financing, and an initial public offering in April 1996. Net cash provided by operating activities was $11.6 million, $10.4 million and $1.7 million for fiscal 1999, 1998 and 1997, respectively. During the fiscal year ended June 30, 1999, the Company completed an offering of $11.5 million principal amount of convertible subordinated notes. These notes accrue interest at 9% per annum and mature on December 29, 2008. As of June 30, 1999, the Company had $570,000 in cash and cash equivalents and working capital of approximately $18.8 million.

         Capital expenditures were $46.2 million, $39.3 million and $24.8 million for fiscal 1999, 1998 and 1997, respectively. These capital expenditures were primarily for manufacturing equipment and plant expansions and modernization. Although the Company has no commitments in material amounts, it expects capital expenditures for fiscal 2000 to be approximately 4% of revenue for facility expansions and equipment.

         The Company increased its bank line of credit to $40.0 million at June 30, 1998 from $15.0 million at June 30, 1997. At June 30, 1999 borrowings of $38.8 million were outstanding and $407,000 was available for borrowings based on eligible accounts receivable and inventory. Amounts outstanding under the line of credit bear interest at the bank's prime rate (7.75% per annum at June 30, 1999). The Company has the option of placing the line of credit borrowings

     Subsequent to June 30, 1999, Company entered into a Deferral Loan and Lease Modification Agreement dated October 12, 1999 with its equipment lenders and lessors (the "Modification Agreement"). Pursuant to the Modification Agreement
(i) the Company's capital equipment lessors revised the Company's lease payment schedules and (ii) each lender either (a) made a loan to the Company (each a "Deferral Loan"), the proceeds of which were used to pay amounts owing under the Company's existing loan obligations and to prepay future payments owing under those obligations through February 2000 or (b) deferred certain payments on its existing obligations through February 2000 (the aggregate of such Deferral Loans, deferred payments and revised lease payments collectively, the "Deferred Amount"). In January 2000, the Company will pay an aggregate fee to the lenders and lessors equal to two percent of the Deferred Amount ($201,207). Each lender and lessor also has the option of receiving (i) an additional fee equal to three percent of its portion of Deferred Amount (a maximum aggregate amount of ($301,810) or (ii) the right to convert all or a portion of its share of the Deferred Amount into the Company's common stock at $5.77 per share. The amount that may be converted decreases over the term of the loan or lease and conversion is subject to certain other restrictions. Under the terms of the Modification Agreement, the lenders and lessors each waived the Company's prior defaults under its existing loan and/or lease agreements.

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

Recent Accounting Pronouncement

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new statement will require recognition of all derivatives as either assets or liabilities on the balance sheet at fair value. The new statement becomes effective for the first quarter of fiscal year ending June 30, 2001. Management has not completed an evaluation of the effects this standard will have on the Company's financial position or results of operations.

Year 2000 Compliance

         The Company has developed a program to perform assessment and remediation of its computer software programs and operating systems, including applications used in its financial, shop-floor control and manufacturing equipment control systems, to determine their readiness for the Year 2000. The inability of computer software programs and operating systems to accurately recognize, interpret and process date codes designating the Year 2000 and beyond could cause systems to yield inaccurate results or encounter operating problems, including disruption of the business operations these systems control. The Company has completed its assessment of the financial, shop-floor control systems and manufacturing equipment control systems. Remediation of the financial systems is 100% complete and remediation of the manufacturing equipment control and shop-floor control systems systems is 85% complete. The Company expects to complete its remediation of all of its systems by the end of October 1999.

         The Company also may be exposed to risks from computer systems of parties with which the Company transacts business. The Company has contacted all of its critical suppliers to determine the extent to which the Company may be vulnerable to those parties' failure to remedy their own Year 2000 issues and to ascertain what actions, if needed, may be taken by the Company in response to such risks. To date, approximately 90% of the suppliers contacted have indicated they are, or expect to be, Year 2000 compliant.

         The Company currently estimates that it will spend between $650,000 and $750,000 in addressing the Year 2000 issue, of which approximately $575,000 has been incurred through June 30, 1999. The estimates are subject to change as additional information is obtained in connection with the Year 2000 Program.

         Based on its assessments to date, the Company believes it will not experience any material disruption as a result of Year 2000 issues in its computer software programs and operating systems used in its internal operations, its interface with key suppliers and customers, or processing orders and billing. However, if certain critical third party suppliers, such as those supplying electricity, water, telephone service or critical materials, experience difficulties resulting in disruption of the service or delivery of supplies to the Company, or if the Company's internal operating systems fail to comply, a shutdown of the Company's operations could occur for the duration of the disruption. The Company is finalizing its contingency plans to mitigate the effect of such events, and intends to complete its contingency plans by the end of October 1999. Furthermore, due to the general uncertainty inherent in the Year 2000 problem, there can be no assurances that Year 2000 issues will not have a material adverse effect on the Company's business, financial condition or results of operations.

Item 7(a).  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company does not currently use derivative financial instruments for speculative purposes which expose the Company to market risk. The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its outstanding debt. Information required by this item is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Report and in Note 9 of Notes to Financial Statements in Item 8 of this Report.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         The Company's Financial Statements and the Independent Auditors Report thereon are presented in the following pages. The Financial Statements filed in
Item 8 are as follows:

       Independent Auditors' Report

       Consolidated Balance Sheets as of June 30, 1999 and 1998

       Consolidated Statements of Operations for the years ended June 30, 1999, 1998 and 1997

       Consolidated Statements of Cash Flows of the years ended June 30, 1999, 1998 and 1997

       Consolidated Statements of Shareholders' Equity for the years ended June 30, 1999, 1998 and 1997

       Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Shareholders
Praegitzer Industries, Inc.

         We have audited the accompanying consolidated balance sheets of Praegitzer Industries, Inc. and subsidiary as of June 30, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Praegitzer Industries, Inc. and subsidiary as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.






DELOITTE & TOUCHE LLP
Portland, Oregon
October 13, 1999


                                    PRAEGITZER INDUSTRIES, INC.
                                    CONSOLIDATED BALANCE SHEETS
                                       JUNE 30, 1999 AND 1998
-----------------------------------------------------------------------------------------------------

ASSETS                                                                      1999              1998

CURRENT ASSETS:
  Cash and cash equivalents                                            $     569,796     $   1,169,912
  Receivables, net of allowance for doubtful accounts of $1,050,000
    at June 30, 1999 and $400,000 at June 30, 1998                        29,645,457        28,562,209
  Inventories (Note 4)                                                    16,651,739        16,491,325
  Prepaid expenses                                                         3,790,063         2,438,844
  Current deferred tax asset (Note 12)                                     7,009,871           474,175
  Assets held for sale (Note 7)                                            4,389,417               -
                                                                       -------------     -------------
           Total current assets                                           62,056,343        49,136,465

PROPERTY, PLANT, AND EQUIPMENT, Net (Note 5)                              72,009,584        88,825,496
OTHER ASSETS (Note 6)                                                      9,830,977        13,532,050
                                                                       -------------    --------------
TOTAL                                                                  $ 143,896,904    $  151,494,011
                                                                       =============    ==============

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
  Bank overdraft                                                       $   1,924,048       $ 3,709,446
  Accounts payable                                                        21,022,486        13,929,852
  Accrued payroll and related benefits                                     4,095,269         3,955,300
  Other current liabilities                                                3,892,198         1,851,425
  Current portion of long-term obligations (Note 9)                       12,328,118         6,393,664
                                                                       -------------       -----------
           Total current liabilities                                      43,262,119        29,839,687

LONG-TERM OBLIGATIONS, Net of current portion (Note 9)                    67,326,111        73,413,472
DEFERRED TAX LIABILITY (Note 12)                                           2,286,802         4,197,481
COMMITMENTS  AND CONTINGENCIES                                                  -                 -
DEFERRED LIABILITY                                                           170,047            63,550

CONVERTIBLE SUBORDINATED NOTES (Note 10)                                  11,500,000              -

SHAREHOLDERS' EQUITY:
  Preferred stock; 500,000 shares authorized,
    no shares issued and outstanding                                            -                 -
  Common stock, 50,000,000 shares, no par value authorized and
    12,968,868 shares issued and outstanding at
    June 30, 1999 and 12,750,214 at June 30, 1998                         43,886,386        42,324,553
  Note receivable from officer                                              (520,350)
  Deferred compensation, net                                                (130,050)             -
  Retained earnings (deficit)                                            (23,884,161)        1,655,268
                                                                       -------------    --------------
           Total shareholders' equity                                     19,351,825        43,979,821
                                                                       -------------    --------------
TOTAL                                                                  $ 143,896,904    $  151,494,011
                                                                       =============    ==============

See notes to Consolidated financial statements.

                                    PRAEGITZER INDUSTRIES, INC.
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                             YEARS ENDED JUNE 30, 1999, 1998, AND 1997
----------------------------------------------------------------------------------------------------


                                                                      1999                1998             1997
REVENUE                                                         $  217,665,361      $  182,773,158   $  147,947,303

COST OF GOODS SOLD                                                 191,172,229         148,487,031      122,012,818
                                                                --------------      --------------   --------------

           Gross profit                                             26,493,132          34,286,127       25,934,485

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE                        29,045,696          23,456,329       19,188,455

Restructuring Expense (Note 7)                                      29,817,562                -                -

Impairment and in-process technology expense (Notes 3 and 8)              -                   -          11,650,000
                                                                --------------      --------------   --------------

INCOME (LOSS) FROM OPERATIONS                                      (32,370,126)         10,829,798       (4,903,970)

Interest expense                                                     5,848,147           3,757,236        2,295,140
Minority interest in net income (loss) of consolidated subsidiary   (1,778,022)             10,731             -
Other income, net                                                        3,319             234,856          568,412
                                                                --------------      --------------   --------------

INCOME (LOSS)  BEFORE INCOME TAXES                                 (36,436,932)          7,296,687       (6,630,698)

Income tax expense (benefit) (Note 12)                             (10,897,503)          2,214,938        1,669,809
                                                                --------------      --------------   --------------

NET INCOME (LOSS)                                               $  (25,539,429)     $    5,081,749   $   (8,300,507)
                                                                ==============      ==============   ==============

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE                   $        (1.97)     $         0.40   $        (0.68)
                                                                ==============      ==============   ==============

See notes to consolidated financial statements.

                                     PRAEGITZER INDUSTRIES, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                              YEARS ENDED JUNE 30, 1999, 1998, AND 1997
-------------------------------------------------------------------------------------------------------


                                                                      1999                1998             1997
  Net income (loss)                                             $  (25,539,429)       $  5,081,749   $   (8,300,507)
  Minority interest in net loss of consolidated subsidiary          (1,778,022)              -                  -
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation and amortization                                 13,167,999           8,902,708        7,376,595
      Loss (gain) on sale of fixed assets                              128,550             (53,445)        (564,858)
      Deferred taxes                                               (8,452,669)           2,045,421          474,325
      Provision for doubtful accounts                                  650,000                -              135,000
      Restructuring charges                                         26,750,055                -                 -
      Impairment and in-process technology expense                        -                   -          11,650,000
      Changes in operating assets and liabilities:
        Receivables                                                 (2,865,098)         (3,186,023)      (8,474,182)
        Inventory                                                   (4,137,771)         (6,475,384)      (1,366,761)
        Accounts payable                                             7,986,560           4,479,382        1,301,094
        Income taxes payable                                        (1,299,833)         (1,892,929)        (980,835)
        Accrued payroll and related benefits                           139,969           1,074,422          345,317
        Other current liabilities                                    3,026,593             453,904          214,561
        Other current assets                                         3,558,010             (68,225)        (76,092)
        Other                                                          314,859              (9,037)        (14,820)
                                                                --------------        ------------    ------------

           Net cash provided by operating activities                11,649,773          10,352,543       1,718,837

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant, and equipment                      (46,178,261)        (39,334,464)     (24,760,670)
  Proceeds from sale of property, plant, and equipment              23,008,083           4,244,785       11,187,029
  Acquisitions, net of cash acquired                                     3,816         (19,170,255)      (5,375,122)
  Other                                                               (155,525)               -                -
  Change in restricted cash                                         (2,525,112)            162,903          143,053
                                                                --------------        ------------    -------------

           Net cash used in investing activities                   (25,846,999)        (54,097,031)     (18,805,710)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net additions to short-term borrowings                             1,515,516          25,063,359       11,463,066
  Borrowing of long-term debt                                        9,426,336          21,300,000       21,814,498
  Payments on long-term debt                                        (7,861,841)         (3,261,600      (16,386,981)
  Issuance of convertible subordinated notes                        11,500,000               -                 -
  Debit issuance costs                                              (1,548,901)           (746,927         (121,502)
  Issuances of common stock under ESPP                                 674,294           1,091,051          307,964
  Payments on capital leases                                          (676,573)           (641,325)        (636,884)
  Increase in bank overdrafts                                          706,633           1,667,892        1,049,975
                                                                --------------        ------------    -------------

           Net cash provided by financing activities                13,735,464          44,472,450       17,490,136

                                                                                       (continued)


                                        PRAEGITZER INDUSTRIES, INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 YEARS ENDED JUNE 30, 1999, 1998, AND 1997
-------------------------------------------------------------------------------------------------------------


                                                                      1999                1998             1997
Cummulative effect of foreign currency translations             $     (138,354)     $         -      $         -

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (600,116)            727,962          403,263

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                                            1,169,912             441,950           38,687
                                                                --------------      --------------   --------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                        $      569,796      $    1,169,912   $      441,950
                                                                ==============      ==============   ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
 Cash paid during the year for interest (net of amounts capitalized) 5,417,374      $    3,734,173   $    1,915,515
 Cash paid (received) during the year for income taxes, net     $   (1,143,221)     $    2,062,324   $    2,165,392


See notes to consolidated financial statements.
                                                                                               (Concluded)

                                            PRAEGITZER INDUSTRIES, INC.
                                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                     YEARS ENDED JUNE 30, 1999, 1998, AND 1997
--------------------------------------------------------------------------------------------------------------------------------
                                                    Common Stock
                                          -----------------------------------
--------------------------------------------------------------------------------------------------------------------------------
                                                                                   Note                       Retained
                                                     Number                     Receivable       Deferred     Earnings
                                                    of Shares         Amount    from Officer  Compensation   (Deficit)     Total

BALANCES, JUNE 30, 1996                               11,061,875   29,932,049         -            -        4,708,884    34,640,933

Stock issued in connection with acquisitions           1,330,000   10,992,489         -            -             -       10,992,489
Proceeds from exercise of Incentive Stock Options         12,000      114,000         -            -             -          114,000
Net loss June 30, 1997                                      -            -            -            -       (8,300,507)   (8,300,507)
Proceeds from issuance under the ESPP                     30,643      193,964         -            -             -          193,964
                                                    ------------   ----------   ------------  ------------ -----------  ------------

BALANCES, JUNE 30, 1997                               12,434,518   41,232,502         -            -       (3,591,623)   37,640,879

Stock issued in connection with acquisitions             200,000        1,000         -            -          165,142       166,142
Proceeds from exercise of Incentive Stock Options         54,048      499,738         -            -             -          499,738
Proceeds from issuance under the ESPP                     61,648      591,313         -            -             -          591,313
Net earnings June 30, 1998                                  -            -            -            -        5,081,749     5,081,749
                                                    ------------   ----------   ------------  ------------ -----------  ------------

BALANCES, JUNE 30,1998                                12,750,214   42,324,553         -            -        1,655,268    43,979,821

Stock issued in connection with acquisitions              99,998      193,789         -            -             -          193,789
Subscribed but unissued stock                               -         693,750      (520,350)       -             -          173,400
Deferred compensation, net                                  -            -            -        (130,050)         -         (130,050)
Proceeds from issuance under the ESPP                    118,656      674,294         -            -             -          674,294
Net loss June 30, 1999                                      -            -            -            -      (25,539,429)  (25,539,429)
                                                    ------------   ----------   ------------  ------------ -----------   -----------

BALANCES, JUNE 30,1999                              $ 12,968,868  $ 43,886,386   $ (520,350) $ (130,050)  $(23,884,161) $19,351,825
                                                    ============   ===========   ===========  ============ ===========   ==========

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

     Principles of Consolidation - The accompanying financial statements include the accounts of the Company and its majority owned subsidiary, Praegitzer Asia SDN, Bttd. All significant intercompany transactions and balances have been eliminated.

     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Revenue Recognition - Revenue is recognized when goods are shipped to the customer.

     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

     Cash and Cash Equivalents includes all cash and short-term debt instruments, purchased with a maturity of three months or less at the date of acquisition.

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

     Property, Plant, and Equipment - Depreciation of property and equipment is provided on the straight-line method based on the estimated useful lives of the individual assets.

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

     Losses are recognized when the book values exceed expected undiscounted future cash flows. If impairment exists, the asset's book value is written down to its estimated fair value. Assets to be disposed are written down to their fair value, less sales costs. See Notes 7 and 8 for a discussion of charges related to impairments of assets and goodwill.

     Derivative Financial Instruments - The Company has only limited involvement with derivative financial instruments consisting solely of an interest rate swap discussed in Note 9.

     Income Taxes - The Company uses the liability method of accounting for deferred income taxes. Deferred tax liabilities and assets reflect the expected future tax consequences, based on enacted tax law, of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts.

     Future Accounting Pronouncements - Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, will require recognition of all derivatives as either assets or liabilities on the balance sheet at fair value. The new statement becomes effective at the beginning of the fiscal year ending June 30, 2001. Management has not completed an evaluation of the effects this standard will have on the Company's financial position or results of operations.

     Comprehensive Income - SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting of comprehensive income and its components, but has no impact on the Company's net earnings or total shareholders' equity. To date, such transactions that are required to be reported in comprehensive income are not material to the Company's financial position or results of operations.

     Segments - SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. At June 30, 1999, the Company operates in one segment. The Company operates primarily in the United States ("U.S."). During the years ended June 30, 1999, 1998, and 1997, sales to U.S. customers totaled $198.2 million, $179.0 million, and $144.2 million, respectively, and sales to international customers totaled $19.5 million, $3.8 million, and $3.8 million, respectively. Long-lived assets located outside of the U.S. are primarily held at the Melaka, Malaysia facility and were held for sale as of June 30, 1999 as disclosed in Note 7.

     Reclassifications - Certain amounts from the prior year's financial statements have been reclassified to be consistent with the current year presentation.

2.   EARNINGS PER SHARE

     Basic earnings per share ("EPS") is computed on the basis of weighted average number of common shares outstanding. Diluted EPS is computed on the basis of weighted average common shares outstanding plus the effect of outstanding stock options and warrants using the "treasury stock" method, if the common stock equivalent shares were not anti-dilutive. The calculation of the weighted average shares outstanding is as follows:


                                                                         For the year ended June 30,
                                                                     1999           1998           1997
                                                              -------------  -------------- --------------

      Weighted average common stock outstanding-basic          12,972,813      12,694,039     12,233,769
      Common stock equivalents                                        -           151,757            -

                                                              -------------  -------------- --------------

      Weighted average common stock outstanding-diluted        12,972,813      12,845,796     12,233,769
                                                              =============  ============== ==============

      Common stock equivalents were anti-dilutive for 1999 and 1997.


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

      On March 31, 1998, the Company acquired a printed circuit board fabrication facility located in Huntsville, Alabama from Intergraph Corporation ("Intergraph"). The acquisition consisted of land, building, equipment and inventory. The purchase price for the assets was $15,950,000, which was paid in cash.

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

      The following unaudited pro forma results of operations assume the acquisitions occurred on July 1, 1996:

                                                   Year Ended June 30,
                                          --------------------------------------
                                               1998                   1997

      Revenue                             $ 197,332,158          $  172,511,303
      Net income (loss)                   $   2,630,749          $   (2,761,507)
      Net income (loss) per share                  0.21                   (0.23)


      The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the Likom, Intergraph and Trend acquisitions been consummated as of July 1, 1996 nor is it necessarily indicative of future operating results.

      In addition, the Company acquired several other companies during the last three years, which were not significant individually or in the aggregate to the Company's financial position, results of operations or cash flows. To accomplish the acquisitions a total of 99,998, 200,000 and 330,000 shares were issued during the years ended June 30, 1999, 1998 and 1997, respectively.

4.    INVENTORIES

      Inventories consist of the following:

                                                 June 30,
                                  -----------------------------------------
                                         1999                 1998
                                  -------------------  --------------------

      Raw materials and supplies        $ 6,271,100          $  6,430,638
      Work-in-process                    10,380,639            10,060,687
                                        -----------          ------------

           Total inventories            $16,651,739          $ 16,491,325
                                        ============         ============

5.    PROPERTY, PLANT,  AND EQUIPMENT

                                            Useful
                                             Life                         June 30,
                                                     ---------------------------------------------------
                                           (Years)             1999                      1998
                                                     -------------------------  ------------------------

Land                                          -            $   1,170,008            $    1,468,212
Buildings and leasehold improvements       10 to 31           19,821,822                21,899,123
Equipment                                  3 to 10            70,885,575                83,949,892
Office furniture and fixtures               5 to 7               921,057                 1,086,121
Construction in progress                      -                5,762,982                10,670,668
Deposits on equipment                         -                8,772,873                 5,726,843
                                                           -------------            --------------
                                                             107,334,317               124,800,859

Accumulated depreciation                                     (35,324,733)              (35,975,363)
                                                           -------------            --------------

           Property, plant, and equipment                  $  72,009,584            $   88,825,496
                                                           =============            ==============



      During the years ended June 30, 1999 and 1998, the Company capitalized interest on construction in progress in the amounts of $993,200 and $191,700, respectively. The Company did not capitalize any interest during the year ended June 30, 1997.

6.    OTHER ASSETS

                                                                       June 30,
                                                  ------------------------------------------------------
                                                            1999                         1998
                                                  -------------------------    -------------------------

Goodwill                                              $   7,635,524                 $  11,486,072
Deferred loan fees                                        2,039,928                       771,620
Other                                                       155,525                     1,274,358
                                                      -------------                 -------------

           Total other assets                         $   9,830,977                 $  13,532,050
                                                      =============                 =============

      Other assets are presented net of related accumulated amortization of $2,639,023 and $3,302,606 at June 30, 1999 and 1998, respectively.

7.    RESTRUCTURING AND OTHER WRITE-DOWNS

      During fiscal 1999, the Company undertook several actions to reduce future operating costs and capital expenditures. Those action's resulted in a total restructuring expense of $29.8 million and other write-downs totaling $2.9 million.

       In June 1999, the Company adopted a plan to divest its controlling interest in its Malaysian printed circuit board manufacturing facility, Praegitzer Asia Sdn. Bd. ("PASB"). As a result, the Company adjusted the net assets of PASB by $5,029,330 to net realizable value. Net assets of PASB held for sale are approximately $2,100,000 at June 30, 1999.

      In June 1999, the Company announced the closure of the Huntsville, Alabama printed circuit board fabrication facility and a limited restructuring at the Company's Corporate offices and other facilities. The closure of the Huntsville facility resulted in the termination of 192 manufacturing and administrative employees. The limited restructuring resulted in the elimination of 114 sales, general and administrative positions at the Company's corporate headquarters and throughout the remaining manufacturing and design facilities. In connection with the closure and limited restructuring, the Company recorded a net charge of $19.1 million, comprised of approximately $17.3 million of non-cash charges, which related to asset write-downs, and $1.8 million of cash charges for severance benefits. The Company will utilize certain production equipment from its Huntsville, Alabama facility in other Praegitzer facilities. Assets held for sale at Huntsville consist of $2.3 million relating to the estimated proceeds to be received from the sales of the building and certain equipment. It is expected that the plan will be completed by the second quarter of fiscal year 2000.

      In March 1999, the Company announced the consolidation of two West Coast facilities. This restructuring plan was designed to increase capacity utilization and reduce overall on-going costs. It included consolidating the Company's Redmond, Washington facility into the Company's Fremont, California facility and the termination of 267 employees from the Redmond, Washington facility. The Company expects that sales and orders from the Redmond facility will be completely assumed by other Company facilities, principally, Fremont. In connection with the restructuring the Company recorded a charge of $11.0 million, comprised of approximately $3.6 million of cash charges and approximately $7.4 million of non-cash charges, which related to severance benefits, lease termination costs, restoration costs associated with the building housing the Redmond facility, and asset impairments, including goodwill. The goodwill arose upon acquisition of the Redmond facility in fiscal year 1996. The Company will utilize certain production equipment from its Redmond, Washington facility in other Praegitzer facilities. It is expected that the plan will be completed by the second quarter of fiscal year 2000.

      The components of the restructuring charge and other write-downs recorded in fiscal year 1999 were as follows (in thousands):

Non-cash charges:
    Inventory write-down (included in cost of sales)                  $  2,224
    Abandonment of construction in progress                              2,674
    Fixed asset impairment (includes leasehold improvements)            13,748
    Uncollectible receivables (included in G&A expense)                    703
    Write-off of goodwill                                                3,012
    Write-down of Malaysian operations to net realizable value           5,029
                                                                  -------------
                                                                        27,390

Cash charges:
    Severance benefits and legal                                      $  3,575
    Lease termination loss                                                 564
    Leasehold restoration costs and other                                1,216
                                                                  -------------
                                                                         5,355

Total restructuring related charges                                   $ 32,745

Less: charges included in cost of sales and G&A expense                 (2,927)
                                                                   -------------
Total restructuring related expense                                   $ 29,818
                                                                   =============

      At June 30, 1999, $2.8 million was included in other current liabilities for the Huntsville and Redmond accrued liabilities. The Company expects that the accruals will be utilized for their intended purposes by the end of the second quarter of fiscal year 2000 when the restructuring plans are complete.

8.    IMPAIRMENT OF GOODWILL

      During the year ended June 30, 1997, the Company recorded an impairment of $3,650,000 of certain goodwill associated with the Redmond facility. The impairment was due to the inability of the Redmond facility, which was originally purchased to serve as the Company's quick-turn operation, to move its product mix to more quick-turnaround. In determining the amount of the impairment charge, the Company developed estimates of operating cash flows over the remaining business life cycle. Future cash flows, excluding interest charges, were discounted using an estimated 8% incremental borrowing rate.

9.    LONG-TERM OBLIGATIONS

                                                                                                    June 30,
                                                                                     -------------------------------------
                                                                                         1999                1998
                                                                                     -----------------   -----------------

Line of credit of $40,000,000 payable to Key Bank, 7.25% to 7.75% at June 30, 1999
  collateralized by inventory and accounts receivable, expires March 31, 2001         $ 38,810,794        $ 37,511,017
Interim funding promissory note payable to Key Bank, 8.75% at June 30, 1999
  collateralized by equipment, due December 30, 1999                                     5,365,703                -
Note payable to Heller Financial, Inc., 9.1875% at June 30, 1999 payable in monthly installments of $180,952 beginning February 1, 1999 plus accrued interest at LIBOR plus 4.25% collaterialized by real property and equipment
  at the Huntsville, Alabama facility, $6.1 million due April 1, 2003                   14,295,238          15,200,000
Note payable to Heller Financial, Inc., 7.6875% at June 30, 1999 payable in monthly installments of $111,111 plus accrued interest at LIBOR plus
  2.75%, collaterialized by real property and equipment at the Dallas, Oregon
  facility due November 1, 2004                                                          7,333,760           8,666,667
Notes payable to Heller Financial, Inc., 7.8% to 7.9%, due in monthly installments of $94,697 including interest, collateralized by machinery and
  equipment due January 1, 2005 and April 1, 2005                                        5,165,403           5,864,824
Note payable to Heller Financial, Inc., 7.4875% at June 30, 1999 payable in monthly installments of $55,555 plus accrued interest at LIBOR plus 2.55%, collateralized by real property and equipment at the White City, Oregon
  facility, due February 1, 2004                                                         3,166,875           3,833,333
Note payable to Finova Capital Corporation, 9.93%, payable in 35 monthly installments plus accrued interest, through August 1, 1999,  $2.2 million
  paid September 1, 1998                                                                      -              3,251,862
Note payable to Transamerica Equipment Financial Services, 8.87%, payable in 60
  monthly installments of $101,335 including interest, through March 10, 2004            4,699,628                -
Shareholder loan payable to Rubitasi Holding Company, 0%, at June 30, 1998
  payable in 36 monthly installments plus accrued interest                                    -              1,763,224
Capital lease obligations, monthly payments of $59,174 and $143,591, imputed
  interest of 9.25% and 9.25% to 31.03% at June 30, 1999 and 1998, respectively            782,864           2,739,205
Other notes payable, 7.06% to 10% at June 30, 1999                                          33,964             977,004
                                                                                      ------------        ------------

           Subtotal                                                                     79,654,229          79,807,136
Current portion                                                                        (12,328,118)        (6,393,664)
                                                                                      ------------        ------------

           Total long-term obligations                                                $ 67,326,111        $ 73,413,472
                                                                                      ============        ============


      The line of credit and interim funding note with Key Bank are classified as long-term based on ability and management's intention.

      To reduce the risk of fluctuations in interest rates, the Company entered into an interest rate swap agreement with Key Bank during the year ended June 30, 1997. The swap has a notional amount of $5 million and effectively changes the Company's interest rate exposure on the Key Bank lease line from a variable rate to a 6.10% fixed rate. This agreement matures in 2003.

      The Company's loan agreements with Heller Financial, Inc. and Key Bank contain covenants pertaining to maintenance of consolidated net worth and certain financial ratios, including a fixed charge ratio to earnings before interest, taxes, and depreciation, amortization ("EBITDA") of 1.5 to 1, an EBITDA plus rents to interest expense plus rents of 1.75 to 1, a funded debt to EBITDA ratio of not more than 4.5 to 1, and a senior funded debt to EBITDA ratio of not more than 3.75 to 1. Dividends may not be declared without written consent of Key Bank. At June 30, 1999, the Company was in violation of all of the preceding covenants. The Company obtained waivers from the lenders and was in compliance with all other covenants at June 30, 1999.

      Maturities on the long-term obligations as of June 30, 1999 were as follows:

                                    Notes             Capital
      Year Ending June 30,         Payable            Leases
      -----------------------------------------------------------
          2000                    11,662,702           665,416
          2001                    48,758,352           117,448
          2002                     4,720,286             -
          2003                    10,490,227             -
          2004                     2,415,010             -
       Thereafter                    824,788             -
                               -------------        ----------
                    Total      $  78,871,365        $  782,864
                               =============        ==========

10.   CONVERTIBLE SUBORDINATED NOTES

      During the fiscal year ended June 30, 1999, the Company completed an offering of $11,500,000 principal amount of convertible subordinated notes ("Notes"). Interest on the Notes accrues at a rate of 9% and is payable semi-annually, commencing July 15, 1999. The Notes are convertible into shares of Common Stock at the conversion price of $8.325 per share. The holders have the option to convert the Notes any time on or before the close of business on the last trading day prior to maturity, unless previously redeemed. The Notes can be redeemed until December 29, 2001 if
      (i) the Company redeems all of the Notes then outstanding, (ii) there is completed one or more registered public offerings of common stock of the Company pursuant to which the aggregate price to the public of shares sold by the Company and/or the selling shareholders participating in such offering(s) equals or exceeds $15 million, and (iii) the closing price of the common stock exceeds the percentages of the conversion price set forth in the Indenture dated December 29, 1998, between the Company and U.S. Trust Company, N.A. (The "Indenture"), for at least 30 consecutive trading days ending on the fifth trading day prior to the notice of redemption. On or after December 29, 2001, the Company may redeem the Notes in whole or from time to time in part, at the redemption prices set forth in the Indenture, together with accrued and unpaid interest thereon. The Notes mature on December 29, 2008.

11.   COMMITMENTS AND CONTINGENCIES

      Operating Leases

      Praegitzer leases buildings and equipment under operating lease agreements that expire at various times through 2005.

      The following table is a schedule of future minimum principal payments under capital leases and future minimum rentals under operating lease agreements at June 30, 1999:

      Year Ending June 30,
     ---------------------------------------------
          2000                    13,144,700
          2001                    11,999,015
          2002                    11,636,500
          2003                    10,477,100
          2004                     8,198,973
     Thereafter                    6,410,159
                               -------------
                    Total      $  61,866,447
                               =============

      Several of Praegitzer's operating leases contain renewal options. Rent expense relating to the building and equipment leases totaled $10,241,223, $5,781,332, and $3,834,948, for the years ended June 30, 1999, 1998, and
      1997 respectively.

      Litigation

      The Company is involved as a defendant in litigation in the ordinary course of business, the outcome of which can not be predicted with certainty. Management believes that any ultimate liability with respect to such litigation will not materially affect the financial position, results of operations or cash flows of the Company.

12.   INCOME TAXES

      The following information reflects income taxes on the Company's earnings for the years ended June 30, 1999, 1998 and 1997.

                                 1999                1998              1997
                          -----------------    ----------------  ---------------

Current:
Federal                    $  (1,817,180)        $  475,382       $ 1,126,752
State                           (627,654)          (305,865)           68,732
                           -------------         ----------       -----------

                              (2,444,834)           169,517         1,195,484
Deferred:
Federal                       (7,248,621)         1,976,712           425,676
State                         (1,204,048)            68,709            48,649
                           -------------         ----------       -----------

                              (8,452,669)         2,045,421           474,325
                           -------------         ----------       -----------

Tax (benefit) expense      $ (10,897,503)        $2,214,938       $ 1,669,809
                           =============         ==========       ===========


      The income tax provision on earnings from continuing operations differs from the statutory federal income tax rate due to the following:


                                                             Year Ended June 30,
                                                   1999               1998               1997
                                             ------------------ ------------------ -----------------

Federal income taxes at the statutory rate     $ (12,388,240)     $  2,480,870       $ (2,320,744)
State income tax, net of federal benefit          (1,821,800)          364,834           (265,228)
Tax credits utilized                                (382,000)       (1,097,843)          (626,778)
Goodwill                                           1,503,774           360,296          4,856,150
Foreign income                                       897,000               -                  -
Change in valuation of deferred tax accounts       1,208,502               -                  -
Other                                                 85,261           106,781             26,409
                                               -------------      ------------       ------------
                                               $ (10,897,503)     $  2,214,938       $  1,669,809
                                               =============      ============       ============


      The significant items comprising the Company's net deferred tax asset (liability) are as follows:

                                         Year Ended June 30,
                                       1999               1998
                                  ----------------  -----------------
Reserves and other liabilities      $   623,659       $   217,527
Other                                   796,915           321,733
Plant closure expenses                5,733,000               -
Benefit of NOL carryforward           3,980,010               -
Property, plant, and equipment       (6,410,515)       (4,262,566)
                                    -----------       -----------
                                    $ 4,723,069       $(3,723,306)
                                    ===========       ===========



      Net deferred tax assets and liabilities are included in the following balance sheet accounts at June 30, 1999 and 1998:


                                                     Year Ended June 30,
                                                1999                 1998
                                         ----------------    -----------------
     Current deferred asset                $  7,009,871        $    474,175
     Deferred tax liability                  (2,286,802)         (4,197,481)
                                           ------------        ------------
     Net deferred tax asset (liability)    $  4,723,069        $ (3,723,306)
                                           ============        ============


      As of June 30, 1999, the Company has available respective federal and state net operating loss carryovers of $16,289,079. The total combined tax benefit of the federal and state net operating loss carryover is approximately $6,352,000. The federal net operating loss carryforward will expire during the year ending June 30, 2019. The state carryforward periods vary by statute. No valuation allowance has been applied against the Company's deferred tax asset as the Company considers it more likely than not that the deferred tax asset will be utilized.

13.   MAJOR CUSTOMERS

      For the years ended June 30, 1999 and 1998, the Company had no customers that represented more than 10% of total revenue. For the year ended June 30, 1997, the Company recognized 12% of total revenue from one customer.

14.   EMPLOYEE BENEFIT PLAN

      The Company has a 401(k) plan which covers all employees and permits discretionary contributions by the participants. The Company has contributed $578,215, $318,938, and $132,588 to the plan for the years ended June 30, 1999, 1998 and 1997.

15.   STOCK INCENTIVE PLAN AND STOCK WARRANTS

      Under the Company's Stock Incentive Plan, the Board of Directors may grant incentive and non-qualified options, stock bonuses, restricted stock, stock appreciation rights, and cash bonus rights to employees and directors to purchase up to 2,700,000 shares of common stock. The Stock Incentive Plan shall continue in effect until all shares available for issuance have been issued. However, the Board of Directors can suspend or terminate the

      Stock Incentive Plan at any time except with respect to options and shares subject to restrictions then outstanding under the Stock Incentive Plan. Under the Stock Incentive Plan, the option price is equal to fair market value at the grant date. Options currently expire no later than ten years from the grant date and generally vest after four years.

      The following table summarizes the stock option activity under the Company's option plan:

                                                                       Weighted
                                                                        average
                                                         Number        exercise
                                                        of shares         price
--------------------------------------------------------------------------------
Options outstanding at June 30, 1996                       667,000         9.56
Granted                                                    499,563         9.84
Canceled                                                   (68,800)        9.51
Exercised                                                  (12,000)        9.50
                                                       -----------
Options outstanding at June 30, 1997                     1,085,763         9.80
Granted                                                    383,457        10.75
Canceled                                                  (222,318)        9.95
Exercised                                                  (17,382)        9.57
                                                       -----------
Options outstanding at June 30, 1998                     1,229,520      $ 10.03
Granted                                                    565,750         6.40
Canceled                                                  (180,709)       10.98
Exercised                                                       -             -
                                                       -----------
Options outstanding at June 30, 1999                     1,614,561      $  8.70
                                                       ===========
Options exercisable at:
June 30, 1997                                              130,357      $  9.69
June 30, 1998                                              310,744      $  9.65
June 30, 1999                                              581,924      $  9.52


      The range of exercise prices for options outstanding at June 30, 1999 and 1998 was $4.969-$13.50. Options available for grant at June 30, 1999 totaled 1,056,057.

      The Company has elected to account for its stock based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees; however, as required by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has computed for pro forma disclosure purposes the value of options granted during the years ended June 30, 1999, 1998 and 1997 using the Black-Scholes option pricing model. The weighted-average assumptions used for stock option grants in 1999, 1998 and 1997 were a risk free interest rate of 5.78%, 5.48% and 6.44%, respectively, no expected dividend yield, an expected life of 4.5 years,
      4.8 years and 6 years, respectively, and an expected volatility of 67%, 55% and 44%, respectively. The weighted-average estimated fair value of employee stock options granted during the years ended June 30, 1999, 1998 and 1997 was $5.06, $5.49 and $5.13 per share, respectively.

      If the Company had accounted for the plan in accordance with SFAS No. 123, the Company's net income and pro forma net income per share would have been reported as follows:


                                                            1999           1998             1997

Net income (loss) as reported                         $ (25,539,429)  $ 5,081,749     $ (8,300,507)
Pro forma net income (loss)                           $ (26,323,075)  $ 4,386,882     $ (8,992,908)
Pro forma diluted net income (loss) per share               $ (2.03)  $      0.34     $      (0.74)
Diluted net income (loss) per share as reported             $ (1.97)  $      0.40     $      (0.68)


      The effects of applying SFAS No. 123 for providing pro forma disclosures for the years ended June 30, 1999, 1998 and 1997 are not likely to be representative of the effects on reported net income and earnings per share for future years since options vest over several years and additional awards are made each year.

      The Company has an Employee Stock Purchase Plan ("ESPP"). Under the ESPP employees may purchase shares of the Company's common stock at 85% of fair market value at specific, predetermined dates. There are 200,000 authorized to be issued under the ESPP.

      During fiscal year 1999, the board of Directors issued to the President of the Company 100,000 shares of restricted common stock in exchange for a non-interest bearing note due 2006. The stock was sold for $5.2035 per share, a discount of 25% from market. The shares are restricted to prevent its sale or transfer for two years. The President also has a right to put the stock back to the Company for $4.20 per share at the end of seven years. Deferred compensation of $173,400 was recognized and is being amortized over the two-year restriction period.

      In connection with the acquisition of Circuit Technology. Inc. ("CTI") in November 1996, Praegitzer issued stock warrants to purchase 46,333 shares of common stock to the former shareholders of CTI. The warrants can be exercised at $12 per share and expire in 2006. At June 30, 1999, no shares had been purchased under the stock warrants.

16.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      The fair value of long-term debt has been estimated by discounting projected future cash flows, using current rate at which similar loans would be made to borrowers with similar credit ratings and for the same maturities. Current maturities of long-term debt were included and capital lease obligations were excluded. The fair value of the Company's long-term debt is estimated to be $79,627,422, or 101.0% of the carrying value of $78,871,365 at June 30, 1999 and $77,182,424, or 100.1% of the carrying value of $77,067,931 at June 30, 1998. The fair value of the Key Bank interest rate swap is estimated to be the settlement amount. The Company could settle the swap at a loss of $32,000 and $23,000 at June 30, 1999 and 1998, respectively.

17.   SUBSEQUENT EVENT

     Subsequent to June 30, 1999, Company entered into a Deferral Loan and Lease Modification Agreement dated October 12, 1999 with its equipment lenders and lessors (the "Modification Agreement"). Pursuant to the Modification Agreement (i) the Company's capital equipment lessors revised the Company's lease payment schedules and (ii) each lender either (a) made a loan to the Company (each a "Deferral Loan"), the proceeds of which were used to pay amounts owing under the Company's existing loan obligations and to prepay future payments owing under those obligations through February 2000 or (b) deferred certain payments on its existing obligations through February 2000 (the aggregate of such Deferral Loans, deferred payments and revised lease payments collectively, the "Deferred Amount"). In January 2000, the Company will pay an aggregate fee to the lenders and lessors equal to two percent of the Deferred Amount ($201,207). Each lender and lessor also has the option of receiving (i) an additional fee equal to three percent of its portion of Deferred Amount (a maximum aggregate amount of ($301,810) or (ii) the right to convert all or a portion of its share of the Deferred Amount into the Company's common stock at $5.77 per share. The amount that may be converted decreases over the term of the loan or lease and conversion is subject to certain other restrictions. Under the terms of the Modification Agreement, the lenders and lessors each waived the Company's prior defaults under its existing loan and/or lease agreements.

18.   QUARTERLY FINANCIAL DATA (Unaudited)

      In the opinion of management, this unaudited quarterly financial summary includes all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position, the results of operations, and the cash flows of the Company for the periods represented, with the exception of the one-time charges reported in the quarters ended June 30, 1999 and March 31, 1999, see further discussion in Note 7 (in thousands, except per share amounts):


                                                       September 30,   December 31,    March 31,     June 30,
                                                           1998           1998           1999         1999

Net sales                                              $ 55,396        $ 55,293        $ 56,706      $ 50,270
Gross profit                                              9,194           9,817           8,307          (825)
Income (loss) from operations                             2,182           2,712          (8,369)      (28,895)
Income (loss) before taxes                                  923           1,971          (9,266)      (30,065)
Net income (loss)                                           593           1,232          (8,281)      (19,083)
Net income (loss) per share, basic and diluted             0.05            0.10           (0.64)       (1.48)


                                                       September 30,    December 31,    March 31,     June 30,
                                                           1997            1997           1998         1998

Net sales                                              $  42,595       $ 46,032        $ 44,713      $ 49,433
Gross profit                                               8,032         10,034           8,773         7,447
Income from operations                                     2,229          4,019           3,379         1,203
Income (loss) before taxes                                 1,601          3,379           2,545          (228)
Net income (loss)                                          1,107          2,269           1,732           (26)
Net income per share, basic and diluted                     0.09           0.18            0.14          0.00

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None


                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information concerning the directors of the Company is included under "Election of Directors" in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report (the "1999" Proxy Statement) and is incorporated herein by reference.

         For information concerning the executive officers of the Company, see "Executive Officers of the Registrant" under Part I of this report.

         Information with respect to Section 16(a) of the Securities Exchange Act is included under "Section 16(a) Beneficial Ownership Reporting Compliance" in the 1999 Proxy Statement.

Item 11.  EXECUTIVE COMPENSATION

         Information with respect to executive compensation is included under "Executive Compensation" in the 1999 Proxy Statement and is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to security ownership of certain beneficial owners and management is included under "Voting Securities and Principal Shareholders" in the 1999 Proxy Statement and is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information with respect to certain relationships and related transactions with management is included under "Certain Relationships and Related Transactions" in the 1999 Proxy Statement and is incorporated herein by reference.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a)1.  Financial Statements:


The following consolidated financial statements are included in Item 8:

Independent Auditors' Report
Consolidated Balance Sheets as of June 30, 1999 and 1998
Consolidated Statements of Operations for the years ended June 30, 1999, June 30, 1998 and June 30, 1997
Consolidated Statements of Cash Flows for the years ended June 30, 1999, June 30, 1998 and June 30, 1997
Consolidated Statements of Shareholders' Equity for the years ended June 30, 1999, June 30, 1998 and June 30, 1997
Notes to Consolidated Financial Statements

         (a)2. Financial Statement Schedules:

         All schedules have been omitted since they are either not required or the information is otherwise included.

         (a)3. Exhibits:

Exhibit
Number     Description
------     -----------

3(i) Second Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3(i)) of the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (the "1998 Form 10-K"))
3(ii) Bylaws (Incorporated by reference to Exhibit 3(ii) of the Company's Registration Statement on Form S-1, Registration No. 333-01228 (the "Form S-1"))
4.1        See Article II of Exhibit 3(i) and Articles II and V of Exhibit 3(ii)
4.2 Form of Indenture dated December 29, 1998 between Praegitzer Industries, Inc. and U.S. Trust Company, N.A. as the Indenture Trustee (Incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-1, Registration No. 333-63003)
10.1* 1995 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form S-1)
10.2 Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.2 of the Form S-1)
10.3 Form of Nonstatutory Stock Option Agreement (Incorporated by reference to Exhibit 10.3 of the Form S-1)
10.4       1996 Employee Stock Purchase Plan (Incorporated by reference to
           Exhibit 10.17 of the Company's Annual Report on Form 10-K for the Year Ending June 30, 1997 (the "1997 Form 10-K"))
10.5 Borrowing Agreement between the Company and Heller Financial dated August 22, 1996 (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for Quarter Ending September 30, 1996 (the "September 30, 1996 Form 10-Q"))
10.6 Swap Agreement between the Company and Key Bank dated December 10, 1996 (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for Quarter Ending December 31, 1996)

10.7 Borrowing Agreement between the Company and Heller Financial dated May 30, 1997 (Incorporated by reference to Exhibit 10.8 of the 1997 Form 10-K)
10.8 Borrowing Agreement between the Company and Heller Financial dated December 29, 1997 (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the Quarter Ending December 31, 1997 (the "December 31, 1997 Form 10-Q"))
10.9 Borrowing Agreement between the Company and Heller Financial dated December 29, 1997 (Incorporated by reference to Exhibit 10.2 of the December 31, 1997 Form 10-Q)
10.10 Borrowing Agreement between the Company and Heller Financial dated March 27, 1998 (Incorporated by reference to Exhibit 10.1 of the March 31, 1998 Form 10-Q (the "March 31, 1998 Form 10-Q"))
10.11 Borrowing Agreement between the Company and Heller Financial dated March 31, 1998 10.12 Lease Agreement between CTI and Seapointe Development, Inc. dated April 1989 and amendments thereto (Incorporated by reference to Exhibit 10.13 of the Form S-1)
10.13 Lease between CTI and Redmond Quadrant Associates, LP dated June 15, 1995 (Incorporated by reference to Exhibit 10.14 of Form S-1)
10.14* Employment Agreement between the Company and Robert L. Praegitzer dated November 17, 1995 (Incorporated by reference to Exhibit 10.20 of the Form S-1)
10.15* Employment Agreement between the Company and Robert J. Versiackas dated August 26, 1996 (Incorporated by reference to the 1998 Form 10-K)
10.16* Offer Letter between the Company and James M. Buchanan dated March 24, 1998 (Incorporated by reference to the 1998 Form 10-K)
10.17 Stock Purchase Agreement between the Company and Matthew J. Bergeron dated December 22, 1998 (Incorporated by reference to Exhibit 10 of the December 31, 1998 Form 10-Q)
10.18 Amended and Restated Credit Agreement among the Company, the lenders named therein, KeyBank National Association and Heller Financial, Inc. dated April 8, 1999 (Incorporated by reference to Exhibit 10 of the March 31, 1999 Form 10-Q)
21.1       Subsidiaries of the Company
23.1       Consent of Deloitte & Touche LLP
27.1       Financial Data Schedule (Electronic Filing)
------------------------------------------------------
*          Represents a management contract or compensatory plan or arrangement.

           (b)    Reports on Form 8-K

           During the three month period ended June 30, 1999, there were no reports on Form 8-K filed.

SIGNATURES

           Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PRAEGITZER INDUSTRIES, INC.



                                          By:     ROBERT L. PRAEGITZER
                                             -----------------------------------
                                                  Robert L. Praegitzer
                                               Chairman of the Board and
                                                 Chief Executive Officer

Dated: October 13, 1999


           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


               Signature                                Title                                  Date


ROBERT L. PRAEGITZER
----------------------------------                  Chairman and                        October 13, 1999
Robert L. Praegitzer                           Chief Executive Officer


MATTHEW J. BERGERON
---------------------------------        President, Chief Operating Officer,            October 13, 1999
Matthew J. Bergeron                         Chief Financial Officer and
                                                      Director


DANIEL J. BARNETT
---------------------------------                      Director                         October 13, 1999
Daniel J. Barnett


THEODORE L. STEBBINS
---------------------------------                      Director                         October 13, 1999
Theodore L. Stebbins


MERRILL A. McPEAK
---------------------------------                      Director                         October 13, 1999
Merrill A. McPeak


GORDON B. KUENSTER
---------------------------------                      Director                         October 13, 1999
Gordon B. Kuenster