Form 10-K/A
period 1999-06-30
PRAEGITZER INDUSTRIES INC
filed 1999-10-20
CIK 1007519

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

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

Number of shares of Common Stock outstanding at September 20, 1999: 13,129,751.

                       Documents Incorporated by Reference

                                                    Part of Form 10-K Into Which
        Document                                      Documents are Incorporated

Proxy Statement for 1999 Annual                             Part III
Meeting of Shareholders

                                TABLE OF CONTENTS

Part II

Item 6     Selected Financial Data........................................... 1
Item 7     Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................... 2
Part IV

Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K... 8

Signatures ..................................................................10

                                     PART II

Item 6.  SELECTED FINANCIAL DATA

(The line items under Balance Sheet Data for Notes payable and current portion of long-term obligations and long-term obligations, net of current portion have been changed for the year ended June 30, 1999.)

                                                                       Year Ended June 30,
                                                ------------------------------------------------------------------
                                                        1999         1998         1997        1996           1995
                                                -----------------------------------------------------------------
Statement of Income Data:                                     (in thousands, except per share data)
Revenue                                            $ 217,665    $ 182,773    $ 147,947   $  95,101      $  58,096
Cost of goods sold                                   191,172      148,487      122,013      72,941         48,343
Gross Profit                                          26,493       34,286       25,934      22,160          9,753
Selling, general and administrative expenses          29,046       23,456       19,188       8,896          6,406
Restructuring expense                                 29,818           --           --          --             --
Impairment and in-process technology expense              --           --       11,650          --             --
Income (loss) from operations                        (32,370)      10,830       (4,904)     13,264          3,347
Interest expense                                       5,848        3,757        2,295       1,799          1,563
Income (loss) from continuing operations
before income taxes                                  (36,437)       7,297       (6,631)     11,767          1,876
Provision (benefit) for income taxes                 (10,898)       2,215        1,670       4,472(1)         691(1)
Income (loss) from continuing operations             (25,539)       5,082       (8,301)      7,295(1)       1,185(1)
Net income (loss)                                  $ (25,539)   $   5,082     $ (8,301)      6,916(1)       1,185(1)
Net income (loss) per share - basic and diluted    $   (1.97)   $    0.40     $  (0.68)  $    0.76(1)   $    0.13(1)
Weighted average number of shares outstanding
- basic                                               12,973       12,694       12,234       9,070          8,824
Weighted average number of shares outstanding
- diluted                                             12,973       12,846       12,234       9,110          8,824


Balance Sheet Data:                                                          June 30,
                                                -----------------------------------------------------------------
                                                        1999         1998         1997        1996           1995
                                                -----------------------------------------------------------------
Working capital                                    $  18,794    $  19,297     $ 17,031    $ 10,743      $  (1,897)
Inventories                                           16,652       16,491        8,534       6,212          4,002
Total assets                                         143,897      151,494       87,286      52,836         30,352

Notes payable and current portion of long-term
obligations                                           12,328        6,394        3,565         871          1,302
Long-term obligations, net of current portion         67,326       73,413       29,785       7,695         10,188

Shareholders' equity                                  19,352       43,980       37,641      34,641          5,699

--------------

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

(The third paragraph under Liquidity and Capital Resources has been changed.)

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

     The Company increased its bank line of credit to $40.0 million at June 30, 1998 from $15.0 million at June 30, 1997. At June 30, 1999 borrowings of $38.8 million were outstanding and $407,000 was available for borrowings based on eligible accounts receivable and inventory. Amounts outstanding under the line of credit bear interest at rates ranging from LIBOR to the bank's prime rate (7.25% to 7.75% per annum at June 30, 1999).

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

(Exhibit 10.19 has been added.)

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

         (a)3. Exhibits:

Exhibit
Number     Description
------     -----------

3(i) Second Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3(i)) of the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (the "1998 Form 10-K"))
3(ii) Bylaws (Incorporated by reference to Exhibit 3(ii) of the Company's Registration Statement on Form S-1, Registration No. 333-01228 (the "Form S-1"))
4.1        See Article II of Exhibit 3(i) and Articles II and V of Exhibit 3(ii)
4.2 Form of Indenture dated December 29, 1998 between Praegitzer Industries, Inc. and U.S. Trust Company, N.A. as the Indenture Trustee (Incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-1, Registration No. 333-63003)
10.1* 1995 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form S-1)
10.2 Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.2 of the Form S-1)
10.3 Form of Nonstatutory Stock Option Agreement (Incorporated by reference to Exhibit 10.3 of the Form S-1)
10.4       1996 Employee Stock Purchase Plan (Incorporated by reference to
           Exhibit 10.17 of the Company's Annual Report on Form 10-K for the Year Ending June 30, 1997 (the "1997 Form 10-K"))
10.5 Borrowing Agreement between the Company and Heller Financial dated August 22, 1996 (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for Quarter Ending September 30, 1996 (the "September 30, 1996 Form 10-Q"))
10.6 Swap Agreement between the Company and Key Bank dated December 10, 1996 (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for Quarter Ending December 31, 1996)

10.7 Borrowing Agreement between the Company and Heller Financial dated May 30, 1997 (Incorporated by reference to Exhibit 10.8 of the 1997 Form 10-K)
10.8 Borrowing Agreement between the Company and Heller Financial dated December 29, 1997 (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the Quarter Ending December 31, 1997 (the "December 31, 1997 Form 10-Q"))
10.9 Borrowing Agreement between the Company and Heller Financial dated December 29, 1997 (Incorporated by reference to Exhibit 10.2 of the December 31, 1997 Form 10-Q)
10.10 Borrowing Agreement between the Company and Heller Financial dated March 27, 1998 (Incorporated by reference to Exhibit 10.1 of the March 31, 1998 Form 10-Q (the "March 31, 1998 Form 10-Q"))
10.11 Borrowing Agreement between the Company and Heller Financial dated March 31, 1998 10.12 Lease Agreement between CTI and Seapointe Development, Inc. dated April 1989 and amendments thereto (Incorporated by reference to Exhibit 10.13 of the Form S-1)
10.13 Lease between CTI and Redmond Quadrant Associates, LP dated June 15, 1995 (Incorporated by reference to Exhibit 10.14 of Form S-1)
10.14* Employment Agreement between the Company and Robert L. Praegitzer dated November 17, 1995 (Incorporated by reference to Exhibit 10.20 of the Form S-1)
10.15* Employment Agreement between the Company and Robert J. Versiackas dated August 26, 1996 (Incorporated by reference to the 1998 Form 10-K)
10.16* Offer Letter between the Company and James M. Buchanan dated March 24, 1998 (Incorporated by reference to the 1998 Form 10-K)
10.17 Stock Purchase Agreement between the Company and Matthew J. Bergeron dated December 22, 1998 (Incorporated by reference to Exhibit 10 of the December 31, 1998 Form 10-Q)
10.18 Amended and Restated Credit Agreement among the Company, the lenders named therein, KeyBank National Association and Heller Financial, Inc. dated April 8, 1999 (Incorporated by reference to Exhibit 10 of the March 31, 1999 Form 10-Q)
10.19 Deferral Loan and Lease Modification Agreement among the Company and the financial institutions named therein dated October 12, 1999.
21.1       Subsidiaries of the Company
23.1       Consent of Deloitte & Touche LLP
27.1       Financial Data Schedule (Electronic Filing)

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

                                       PRAEGITZER INDUSTRIES, INC.



                                       By: MATTHEW J. BERGERON
                                           -------------------------------------
                                           Matthew J. Bergeron
                                           President, Chief Operating Officer
                                             and Chief Financial Officer

Dated: October 18, 1999