Form 10-Q
period 1999-09-30
PRAEGITZER INDUSTRIES INC
filed 1999-11-15
CIK 1007519

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


{x} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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
(State or other jurisdiction                (I.R.S. Employer Identification No.)
      of incorporation)

                              19801 SW 72nd Avenue
                             Tualatin, Oregon 97062
                                 (503) 454-6000
(Address, including zip code, and telephone number, including area code, of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

                                 Yes {x} No { }

Number of shares of Common Stock outstanding as of October 29, 1999: 13,129,750

                           PRAEGITZER INDUSTRIES, INC.


                                Table of Contents


                                                                        Page No.
                                                                        --------

Part I   Financial Information

         Condensed Consolidated Balance Sheet-
         September 30, 1999 and June 30, 1999 .................................3

         Condensed Consolidated Statement of Operations-
         Three months ended September 30, 1999 and 1998 .......................4

         Condensed Consolidated Statement of Cash Flows-
         Three months ended September 30, 1999 and 1998 .......................5

         Notes to Condensed Consolidated
         Financial Statements .................................................6

         Management's Discussion and Analysis of Financial Condition
         and Results of Operations ............................................9

Part II  Other Information

         Item 2    Change in Securities and Use of Proceeds ..................13

         Item 6    Exhibits and Reports on Form 8-K ..........................13


Signatures....................................................................14

                         PART 1 - FINANCIAL INFORMATION

Item 1.   Financial Statements

                           PRAEGITZER INDUSTRIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                   (Unaudited)
                                 (In Thousands)

                                     ASSETS
                                     ------

                                                                   September 30,           June 30,
                                                                            1999               1999
                                                                  --------------     --------------
CURRENT ASSETS
 Cash                                                             $          131     $          570
 Accounts receivable, net                                                 30,186             29,645
 Inventories                                                              17,955             16,652
 Prepaid expenses                                                         10,529             10,800
 Assets held for sale                                                      7,400              4,389
                                                                  --------------     --------------
             Total current assets                                         66,201             62,056

Property, plant and equipment                                            103,576            107,334
 Less: Accumulated depreciation and amortization                         (36,122)           (35,324)
                                                                  --------------     --------------
                                                                          67,454             72,010

Other assets                                                              10,805              9,831
                                                                  --------------     --------------
                                                                  $      144,460     $      143,897
                                                                  ==============     ==============

                                   LIABILITIES
                                   -----------

CURRENT LIABILITIES
  Bank overdraft                                                           4,107              1,924
  Accounts payable                                                        20,562             21,023
  Accrued payroll and related expenses                                     2,821              4,095
  Other current liabilities                                                1,909              3,892
  Current portion of long-term obligations                                 7,668             12,328
                                                                  --------------     --------------
             Total current liabilities                                    37,067             43,262

Long-term obligations                                                     73,372             67,326

Deferred tax liability                                                     3,446              2,287

Other liabilities                                                            315                170

Convertible subordinated notes                                            11,500             11,500

Common stock                                                              44,090             43,886
Note receivable from officer and deferred compensation, net                 (629)              (650)
Accumulated deficit                                                      (24,701)           (23,884)
                                                                  --------------     --------------
             Total shareholders' equity                                   18,760             19,352
                                                                  --------------     --------------
                                                                  $      144,460     $      132,397
                                                                  ==============     ==============

      The accompanying notes are an integral part of these condensed financial statements.

                           PRAEGITZER INDUSTRIES, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                   (Unaudited)
                      (In Thousands, Except Per Share Data)


                                                               Three Months Ended
                                                                  September 30,
                                                               1999           1998
                                                           --------       --------

Revenue                                                    $ 47,275       $ 55,396

Cost of sales                                                40,590         46,202
                                                           --------       --------

      Gross profit                                            6,685          9,194

Selling, general and
  administrative expenses                                     5,630          7,012
                                                           --------       --------


      Income from operations                                  1,055          2,182

Interest expense                                              2,147          1,467

Other income (expense)                                          (50)           208
                                                           --------       --------

      Income (loss) before income taxes                      (1,142)           923

Income tax provision (benefit)                                 (325)           330
                                                           --------       --------

Net income (loss)                                          $   (817)      $    593
                                                           ========       ========

     Basic and diluted net income per share                $  (0.06)      $   0.05
                                                           ========       ========


The accompanying notes are an integral part of these condensed financial statements.

                           PRAEGITZER INDUSTRIES, INC

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)
                                 (In Thousands)


                                                                                   Three Months
                                                                                Ended September 30,
                                                                                 1999            1998
                                                                             --------        --------
Cash Flows from Operating Activities:
    Net cash provided by (used in) operating activities                      $ (1,536)       $  4,581

Cash Flows from Investing Activities:
     Capital expenditures                                                      (2,508)        (10,651)
     Proceeds from sale of property, plant and equipment                            -           4,969
     Other                                                                        (83)           (153)
                                                                             --------        --------
     Net cash used in investing activities                                     (2,591)         (5,835)
                                                                             --------        --------

Cash Flows from Financing Activities:
     Increase in short-term borrowings                                          1,743           2,489
     Borrowings of long-term debt                                                   -             263
     Payments on long-term debt and capital leases                               (358)         (1,271)
     Increase (decrease) in bank overdrafts                                     2,183          (1,384)
     Issuances of common stock                                                    204             328
     Other                                                                        (84)              -
                                                                             --------        --------
     Cash provided by financing activities                                      3,688             425
                                                                             --------        --------

Effect of foreign currency                                                          -             (36)

Decrease in Cash and Cash Equivalents                                            (439)           (865)
Cash and Cash Equivalents at Beginning of Period                                  570           1,170
                                                                             --------        --------
Cash and Cash Equivalents at End of Period                                   $    131        $    305
                                                                             ========        ========

Supplemental disclosure of cash flow information:
  Cash paid (received) during the respective periods for:

      Interest                                                               $  1,377        $  1,814

      Income Taxes                                                           $ (1,702)       $     13


       The accompanying notes are an integral part of these condensed financial statements.

                           PRAEGITZER INDUSTRIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1:       Basis of Presentation

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Praegitzer Industries, Inc. (the "Company") contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1999, and the results of operations and cash flows for the three months ended September 30, 1999 and 1998. The results of operations for the three months ended September 30, 1999 are not necessarily indicative of the results expected for the entire fiscal year ending June 30, 2000.

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

         This report on Form 10-Q for the quarter ended September 30, 1999, should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999. Portions of the accompanying financial statements are derived from the audited year-end financial statements of the Company dated June 30, 1999.

Consolidation - In August 1999, the Company closed its Malaysian printed circuit board manufacturing facility, Praegitzer Asia Sdn. Bd. ("PASB"). As a result, the Company has not consolidated the PASB operations into the financial statements for the three-month period ended September 30, 1999. Consolidation was not deemed necessary due to the inability to receive accurate information and management's belief that PASB operations for July and August 1999 were not material to the operations of the Company. The net assets of PASB are included in assets held for sale, and are approximately $2.0 million at September 30, 1999.

Comprehensive Income - Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, establishes standards for the reporting of comprehensive income and its components, but has no impact on the Company's net earnings or total shareholders' equity. To date such transactions that are required to be reported in comprehensive income are not material to the Company's financial position or results of operations.

Segments - SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. Based on definitions contained within SFAS 131, the Company has determined that it operates within one segment. The Company operates primarily in the United States ("U.S."). During the three months ended September 30, 1999 and 1998, sales to U.S. customers totaled $41.9 million and $44.9 million, respectively, and sales to international customers totaled $5.3 million and $10.5 million, respectively. Long-lived assets located outside of the U.S. are primarily held at the Melaka, Malaysia facility and were held for sale as of September 30, 1999 as disclosed in Note 4.

Note 2:       Earnings per share

         Basic earnings per share ("EPS") is computed on the basis of weighted average number of common shares outstanding. Diluted EPS is computed on the basis of weighted average common shares outstanding plus the effect of outstanding stock options and warrants using the "treasury stock" method, if the common equivalent shares were not anti-dilutive. The calculation of the weighted average outstanding shares is as follows:

                                                         Three Months Ended
                                                            September 30,
                                                        1999                  1998
                                                  ----------            ----------
Weighted average shares outstanding-basic         12,994,674            12,778,828
Common stock options and warrants                          -                17,695

                                                  ----------            ----------

Weighted average shares outstanding-diluted       12,994,674            12,796,523
                                                  ==========            ==========


Common stock equivalents were anti-dilutive at September 30, 1999.

Note 3:       Inventories

         Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and consist of the following (in thousands):

                                                    September 30,              June 30,
                                                             1999                  1999
                                                    -------------         -------------
Raw materials and supplies                          $       6,718         $       6,271
Work-in-progress                                           11,237                10,381
                                                    =============         =============
       Total inventory                              $      17,955         $      16,652
                                                    =============         =============


Note 4:       Restructuring

         During the 1999 fiscal year the Company undertook several actions to reduce future operating costs and capital expenditures. Those actions resulted in the closure of three manufacturing facilities and the restructuring of the Company's sales and administrative support functions.

         At June 30, 1999, $2.8 million was accrued for severance and closure costs and included in other current liabilities as a result of the restructuring charges. At September 30, 1999, all of this $2.8 million accrual for severance and closure costs had been utilized for its intended purposes. In addition, at September 30, 1999, the Company held approximately $7.4 million of assets related to the closed facilities for sale. The Company expects to dispose of the remaining assets by the end of the second quarter. Management believes that any further costs associated with the restructuring or any differences between the selling price and the amount recorded for assets held for sale will not materially affect the financial position, results of operations or cash flows of the Company.

Note 5:       Future Accounting Pronouncements

         SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, will require recognition of all derivatives as either assets or liabilities on the balance sheet at fair value. The new statement becomes effective at the beginning of the fiscal year ending June 30, 2001. Management has not completed an evaluation of the effects this standard will have on the Company's financial position or results of operations.

Note 6:       Subsequent Event

         On October 26, 1999, the Company announced it had entered a definitive merger agreement with two subsidiaries of Tyco International Ltd. ("Tyco") in which the Tyco subsidiaries will acquire, for cash, all of the outstanding common shares of the Company at a price of $5.50 per share.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Overview
--------

         The Company is a leading provider of a full range of printed circuit board and interconnect solutions, including schematic capture and design, quick-turnaround, prototyping and pre-production, and large volume production electronics OEMs and contract manufacturers. The Company's design division provides schematic capture and design services. The Fremont facility specializes in quick-turnaround prototype production, the White City facility specializes in medium volume production and the Dallas facility specializes in high technology and medium to high volume production.

         In fiscal 1999, the Company restructured its operations to reflect a general decline in customer demand, which caused pricing and margin pressures in the PCB industry, and the unprofitable results of its facilities in Huntsville, Alabama and Melaka, Malaysia. The restructuring resulted in the closure of these two unprofitable facilities as well as the closure of the Redmond, Washington facility. In addition, the Company eliminated approximately 114 sales and administrative positions. See Note 4 to the condensed consolidated financial statements.

         This discussion and analysis is designed to be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company's Form 10-K for the fiscal year ended June 30, 1999.

Results of Operations
---------------------

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998
------------------------------------------------------------------------------

         Revenue for the three months ended September 30, 1999 was $47.3 million, a decrease of $8.1 million, or 15%, from the three months ended September 30, 1998. The decrease in revenue was due primarily to the restructuring of the Company's operations that resulted in the closure of three manufacturing facilities in the quarter ended June 30, 1999 and the quarter ended September 30, 1999.

         The costs of goods sold for the three months ended September 30, 1999 was $40.6 million, or 85.8% of revenue, compared to $46.2 million, or 83.4% of revenue, for the three months ended September 30, 1998. This increase in cost of goods sold as a percentage of revenue was due primarily to higher equipment costs in the Fremont and White City plants resulting from the significant capital enhancements made to those facilities as well as higher than expected material costs company-wide.

         Gross profit for the three months ended September 30, 1999 was $6.7 million, or 14.1% of revenue, compared to $9.2 million, or 16.6% of revenue, for the three months ended September 30, 1998. The decrease in margin was primarily the result of the increased building, equipment and material costs as well as continued pricing pressures related to diminishing market demand and increased offshore competition.

         Selling, general and administrative expense for the three months ended September 30, 1999 was $5.6 million, or 11.9% of revenue, compared to $7.0 million, or 12.7% of revenue, for the three months ended September 30, 1998. The reduction was due primarily to the restructuring of the Company's operations in the quarter ended June 30, 1999, which resulted in the elimination of approximately 114 sales and administrative positions.

         Interest expense for the three months ended September 30, 1999 increased 46.4% to $2.2 million from $1.5 million in the prior year. The increase was the result of a higher average debt balance outstanding in the quarter ended September 30,1999 primarily due to the issuance of $11.5 million in convertible subordinate notes in December 1999.

         The effective income tax rate benefit for the quarter ended September 30, 1999 was 28.5%, compared to a 35.8% effective rate for the quarter ended September 30, 1998. This reduction was primarily due to add-back of non-deductible goodwill and the repeal of certain R&D tax credits.

         The Company incurred a net loss of $817,000 for the three months ended September 30, 1999, a decrease of $1.4 million from net income of $593,000 for the three months ended September 30, 1998. This decrease was primarily due to lower gross margins resulting from costs associated with building and equipment expansions as well as lower margins resulting from weaker customer demand and increased offshore competition.

Liquidity and Capital Resources
-------------------------------

         As of September 30, 1999, the Company had cash of $131,000 and working capital of $29.1 million, compared to cash of $570,000 and working capital of $18.8 million at June 30, 1999. Principal sources of liquidity in the quarter ended September 30, 1999 were borrowings under the Company's bank line of credit. Principal uses of cash during the three months ended September 30, 1999 were property, plant and equipment expenditures of $2.5 million and the paydown of certain operating liabilities.

         At September 30, 1999 borrowings of $35.6 million were outstanding on the Company's $40 million bank line of credit. There was no capacity available for additional borrowing based on eligible receivables and inventory. Amounts outstanding under the line of credit bear interest at the bank's prime rate plus 2 points (10.25% per annum at September 30, 1999). Under the line of credit, the Company must maintain certain financial ratios and other covenants.

         As of September 30, 1999, the Company had $29.7 million of outstanding notes payable to Heller Financial bearing interest at annual rates ranging from 7.8% to 9.625% and secured by real property and miscellaneous equipment at the Company's Dallas and White City, Oregon and Huntsville, Alabama facilities.

         Subsequent to September 30, 1999, the Company entered into a Deferral Loan and Lease Modification Agreement dated October 12, 1999 with its lenders and equipment lessors (the "Modification Agreement"). Pursuant to the Modification Agreement (i) the Company's capital equipment lessors revised the Company's lease payment schedules and (ii) each lender either (a) made a loan to the Company (each a "Deferral Loan"), the proceeds of which were used to pay amounts owing under the Company's existing loan obligations and to prepay future payments owing under those obligations through February 2000, or (b) deferred certain payments on its existing obligations through February 2000 (the aggregate of such Deferral Loans, deferred payments and revised lease payments collectively, the "Deferred Amount"). In January 2000, the

Company will pay an aggregate fee to the lenders and lessors equal to two percent of the Deferred Amount ($201,207). Each lender and lessor also has the option of receiving (i) an additional fee equal to three percent of its portion of Deferred Amount (a maximum aggregate amount of $301,810) or (ii) the right to convert all or a portion of its share of the Deferred Amount into the Company's common stock at $5.77 per share. The amount that may be converted decreases over the term of the loan or lease and conversion is subject to certain other restrictions. Under the terms of the Modification Agreement, the lenders and lessors each waived the Company's prior defaults under its existing loan and/or lease agreements.

         Although the Company has no commitments in material amounts, it expects total capital expenditures for the fiscal year ending June 30, 2000 to be approximately 4% of revenue for facilities expansion and equipment.

         The Company believes that its existing cash and cash equivalents, funds generated from operations, and funds available under its credit facility with the bank and equipment financing will be sufficient to fund its operations for the remainder of the fiscal year.

Year 2000 Compliance

         The Company has developed a program to perform assessment and remediation of its computer software programs and operating systems, including applications used in its financial, shop-floor control and manufacturing equipment control systems, to determine their readiness for the Year 2000. The inability of computer software programs and operating systems to accurately recognize, interpret and process date codes designating the Year 2000 and beyond could cause systems to yield inaccurate results or encounter operating problems, including disruption of the business operations these systems control. The Company has completed its assessment of the financial, shop-floor control systems and manufacturing equipment control systems. Remediation of the financial systems is 100% complete and remediation of the manufacturing equipment control and shop-floor control systems systems is 85% complete. The Company expects to complete its remediation of all of its systems by the end of November 1999.

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

         The Company currently estimates that it will spend between $650,000 and $750,000 in addressing the Year 2000 issue. The estimates are subject to change as additional information is obtained in connection with the Year 2000 Program.

         Based on its assessments to date, the Company believes it will not experience any material disruption as a result of Year 2000 issues in its computer software programs and operating systems used in its internal operations, its interface with key suppliers and customers, or processing orders and billing. However, if certain critical third party suppliers, such as those supplying electricity, water, telephone service or critical materials, experience difficulties resulting in disruption of the service or delivery of supplies to the Company, or if the Company's internal operating systems fail to comply, a shutdown of the Company's operations could occur for the duration of the disruption. The Company is finalizing its contingency plans to mitigate the effect of such events, and intends to complete its contingency plans by the end of November 1999. Furthermore, due to the general uncertainty inherent in the Year 2000 problem, there can be no assurances that Year 2000 issues will not have a material adverse effect on the Company's business, financial condition or results of operations.

Merger with Tyco

         On October 26, 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Sigma Circuits, Inc. ("Sigma"), a wholly owned subsidiary of Tyco International Ltd. ("Tyco"), and T merger Sub (OR), Inc. ("Merger Sub"), a wholly owned subsidiary of Sigma. Pursuant to the Merger Agreement, Merger Sub has commenced a tender offer to acquire the outstanding shares of the Company's common stock at $5.50 per share. After the close of the tender offer, assuming certain conditions are met, Merger Sub will merge with and into the Company with the Company being the surviving corporation. As a result, the Company will be a direct wholly owned subsidiary of Sigma and an indirect wholly owned subsidiary of Tyco. At the effective time of the merger, shares of common stock not tendered in the tender offer will be canceled and converted into the right to receive $5.50 per share. There are a number of conditions which must be satisfactorily completed prior to the closing of the merger including, without limitation, the consummation of the tender offer and obtaining the necessary regulatory and anti-trust, as well as shareholder approvals. Commitments and contingencies related to the pending merger could adversely affect the Company if difficulties arise in completing the merger. Due to the level of uncertainty surrounding the closure and/or timing of the merger, the discussions and analyses above do not include the potential impact on the Company's financial condition and results of operations resulting from either the completion of the merger or failure to complete the merger in a timely manner or at all.

                           PART II - OTHER INFORMATION



Item 2:       Change in Securities and Use of Proceeds

         Company entered a Deferral Loan and Lease Modification Agreement with its lenders and equipment lessors dated October 12, 1999 (the "Modification Agreement"). Pursuant to the Modification Agreement, each lender and lessor has the right to convert all or a portion of its share of $10,060,336 into the Company's common stock at $5.77 per share. The maximum aggregate number of shares that could be acquired on conversion is 1,743,559. The amount that may be converted decreases over the term of the loan or lease and conversion is subject to certain other restrictions. The grant of this right was exempt from registration under the Securities Act of 1933, as amended (the "Act"), pursuant Rule 506 promulgated under the Act.

Item 6:       Exhibits and Reports on Form 8-K

         (a)  Exhibits

              27  -     Financial Data Schedule

         (b)  Reports on Form 8-K

              During the three month period ending September 30, 1999, there were no reports on Form 8-K filed.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PRAEGITZER INDUSTRIES, INC



Date:  November 15, 1999                MATTHEW J. BERGERON
                                        ----------------------------------------
                                        (Matthew J. Bergeron, President)
                                        (Duly Authorized Officer and Principal
                                        Financial Officer)